Form 10-Q
period 1995-09-30
DIME FINANCIAL CORP /CT/
filed 1995-11-14
CIK 841909

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________.


                       Commission File Number 0-17494


                         DIME FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)



             Connecticut                              06-1237470
-----------------------------------------------------------------------------
    (State or other jurisdiction of    (I.R.S.  Employer Identification No.)
    incorporation or organization)

95 Barnes Road, Wallingford, Connecticut                 06492
-----------------------------------------------------------------------------
(address of principal executive offices)              (zip code)


Registrant's telephone number, including area code:  (203) 269-8881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1.00 par value; 5,013,295 shares were outstanding as of September 30, 1995.

The total number of pages in this report is 25
Exhibit Index is on page 21


                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX


Part I        Financial Information                                           Page No.

   Item 1.    Financial Statements

              Consolidated Statements of Condition September 30, 1995
              and 1994 (unaudited) and December 31, 1994                      3.

              Consolidated Statements of Operations Three months ended
              September 30, 1995 and 1994 (unaudited) and nine months
              ended September 30, 1995 and 1994 (unaudited)                   3.

              Selected Financial Highlights                                   3.

              Consolidated Statement of Changes in Shareholders' Equity       4.

              Consolidated Statements of Cash Flows Nine months ended
              September 30, 1995 and 1994 (unaudited)                         5.

              Notes to Consolidated Financial Statements (unaudited)          6-9.

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10-18.

Part II       Other Information

   Item 6.    Exhibits and Reports on Form 8-K                                19.

Signatures                                                                    20.

Exhibit Index                                                                 21.


Part I. - FINANCIAL INFORMATION

    Item 1.    Financial Statements

The registrant incorporates herein by reference the following information from its Quarterly Report to Shareholders for the quarters ended
September 30, 1995 and 1994, filed as Exhibit 20 hereto:


      Consolidated Statements of Condition

      Consolidated Statements of Operations

      Selected Financial Highlights


                  Dime Financial Corporation and Subsidiary
          Consolidated Statement of Changes in Shareholders' Equity
                    Nine Months Ended September 30, 1995


                                                                         Net Unrealized
                                                                         Gain on
                                                Additional   Retained    Available
                                      Common    Paid-In      Earnings    for Sale        Treasury
(dollars in thousands)                Stock     Capital      (Deficit)   Securities      Stock       Total
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994          $5,345    $50,846      ($8,207)    $110            ($2,898)    $45,196
  Net Income                                                   3,365                                   3,365
  Options Excercised                      20        146                                                  166
  Change in net unrealized gain on
   securities available for sale                                          (75)                           (75)
                                      -----------------------------------------------------------------------
Balance at September 30, 1995         $5,365     $50,992     ($4,842)    $ 35            ($2,898)    $48,652
                                      =======================================================================

Item 1 (cont'd)

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
          Nine months ended September 30, 1995 and 1994 (unaudited)

(Dollars in thousands)                                            1995        1994
                                                                --------    --------

Cash flows from operating activities:
  Net income                                                    $ 3,365     $ 3,613
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                     6,700       2,375
    Depreciation and amortization                                 1,126       1,076
    Amortization/Accretion investments, net                         184         941
    Amortization of intangible assets                               262         262
    Amortization of net deferred loan fees                         (124)       (776)
    Gain on investment securities                                  (298)         (6)
    Deferred income tax benefit                                  (2,000)         --
    Write down - Assets held for sale                                --         234
    Gains on sale of other real estate owned                     (1,247)       (459)
    (Increase) decrease in accrued income receivable               (747)        596
    Decrease in other assets                                      1,668       2,760
    Increase in other liabilities                                 1,107       3,256
                                                                -------     -------
        Net cash provided by operating activities                 9,996      13,872
                                                                -------     -------

  Cash flows from investing activities:
    Available for sale securities:
      Investment securities purchases                           (10,120)         --
      Proceeds from principal payments                              326          --
      Proceeds from sale of investment securities                 4,660          18
      Proceeds from maturity of investment securities             4,000          --
    Held to maturity securities:
      Investment securities purchased                           (89,308)    (36,250)
      Proceeds from principal payments                            2,057          --
      Proceeds from maturity of investment securities            31,599      57,500
    Net (increase) decrease in loans                             27,693     (34,361)
    Net decrease in assets held for sale                             --      38,177
    Purchase of premises and equipment                             (176)       (767)
    Proceeds from sale of other real estate owned                 3,618       5,086
                                                                -------     -------
        Net cash provided by investing activities               (25,651)     29,403
                                                                -------     -------

Cash flows from financing activities:
  Net decrease in deposits                                       (7,154)    (25,284)
  Proceeds from exercise of DFC stock options                       126          --
  Payments of FHLBB advances                                     (2,000)     (1,000)
                                                                -------     -------
        Net cash used by financing activities                    (9,028)    (26,284)
                                                                -------     -------

Net (increase) decrease in cash and cash equivalents            (24,683)     16,991
Cash and cash equivalents at beginning of period                 49,960      28,955
                                                                -------     -------
Cash and cash equivalents at end of period                      $25,277     $45,946
                                                                =======     =======

Item 1 (cont'd)

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                       September 30, 1995 (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Dime Financial Corporation's 1994 Annual Report and Proxy Statement dated April 7, 1995. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments, consisting of normal recurring accruals for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements. The results of operations of the interim period may not be indicative of results for the entire 1995 fiscal year.

2.  EARNINGS PER SHARE

The calculation of earnings per share is based on the weighted average number of common shares outstanding during the periods presented as follows:

(dollars in thousands, except share data)    Three Months Ended    Nine Months Ended
                                             9/30/95    9/30/94    9/30/95    9/30/94
-------------------------------------------------------------------------------------

Net income (loss)                            $2,120     $1,080     $3,365     $3,613
====================================================================================

Weighted Average
Common Shares Outstanding                     5,011      4,994      5,001      4,994


Earnings per share                           $ 0.42     $ 0.21     $ 0.67     $ 0.72
====================================================================================

3. INVESTMENT SECURITIES

The carrying values, approximate market values, and maturity groupings of investment securities are as follows:

                                                      September 30, 1995        September 30, 1994
                                                      -------------------------------------------------
                                                      Carrying      Market      Carrying      Market
                                                      Value         Value       Value         Value
                                                      -------------------------------------------------
                                                                      (In Thousands)

HELD TO MATURITY:
  U.S. treasury securities:
    Within 1 year                                     $  9,076      $  9,032    $ 11,511      $ 11,475
    After 1 but within 5 years                            ----          ----       9,204         8,964
    After 5 but within 10 years                          1,013         1,070       1,015         1,001
-------------------------------------------------------------------------------------------------------
      Total U.S. treasury securities                    10,089        10,102      21,730        21,440
-------------------------------------------------------------------------------------------------------

U.S. Government agency obligations and
 U.S Government-sponsored agency obligations:
  Within 1 year                                         12,994        13,000      17,986        17,859
  After 1 but within 5 years                            29,876        29,953        ----          ----
-------------------------------------------------------------------------------------------------------
      Total U.S. Government agency obligations and
       U.S.Government-sponsored agency obligations      42,870        42,953      17,986        17,859
-------------------------------------------------------------------------------------------------------

Domestic obligations:
  Within 1 year                                          5,861         5,833       6,002         6,042
  After 1 but within 5 years                              ----          ----      10,226         9,940
  After 5 but within 10 years                             ----          ----         994         1,018
-------------------------------------------------------------------------------------------------------
      Total domestic obligations                         5,861         5,833      17,222        17,000
-------------------------------------------------------------------------------------------------------

REMIC's / CMO's:
  After 5 but within 10 years                            5,231         5,257        ----          ----
  After 10 years                                        25,569        25,506        ----          ----
-------------------------------------------------------------------------------------------------------
      Total  REMIC's / CMO's                            30,800        30,763        ----          ----
-------------------------------------------------------------------------------------------------------
Mortgage backed securities:
  After 10 years                                        13,739        13,732          53            53
-------------------------------------------------------------------------------------------------------
TOTAL HELD TO MATURITY                                $103,359      $103,383    $ 56,991      $ 56,352
=======================================================================================================

AVAILABLE FOR SALE:
  Mortgage backed securities:
    After 10 years                                    $  9,826      $  9,879        ----          ----

Equity Securities                                           12            12    $    425      $    624
-------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE FOR SALE                              $  9,838      $  9,891    $    425      $    624
=======================================================================================================



                                            September 30, 1995      September 30, 1994
                                            -------------------------------------------
HELD TO MATURITY:
  Gross unrealized gains                    $224                    $  64
  Gross unrealized losses                  ($200)                  ($ 703)

AVAILABLE FOR SALE:
  Gross unrealized gains                    $ 56                    $ 199
  Gross unrealized holding losses          ($  3)                   $----

4.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                         Nine Months Ended September 30,
                                                         --------------------------------
                                                           1995           1994
                                                         --------------------------------
                                                                 (In Thousands)

Balance at January 1,                                    $  9,326       $ 14,062
Provision for loan losses                                   6,700          2,375
Charge-offs                                                (2,544)        (6,931)
Recoveries                                                    240            855
---------------------------------------------------------------------------------
Balance at September 30,                                 $ 13,722       $ 10,361
=================================================================================

Average loans, excluding loans held for sale             $498,719       $516,261
Net charge-offs as a percentage of average loans             0.46%          1.18%
Non-performing loans                                     $ 10,763       $  5,639
Loans classified as held for sale                        $    ---       $  2,007
Allowance for loan losses as a percentage of
 non-performing loans (including assets held for sale)     127.49%        135.50%
Allowance for loan losses as a percentage of
 non-performing loans (excluding assets held for sale)     127.49%        183.75%

5.  NON-PERFORMING ASSETS

                                                            September 30,
                                                        ---------------------
                                                        1995         1994
                                                        ---------------------
                                                            (In Thousands)

Mortgage loans on real estate                           $ 9,314      $ 3,763
Commercial loans                                          1,151        1,567
Consumer loans                                              298          309
-----------------------------------------------------------------------------
     Total non-performing loans                          10,763        5,639
Loans classified as held for sale                            --        2,007
Other real estate owned, net                              1,649        2,998
Other real estate owned held for sale                        --        9,433
-----------------------------------------------------------------------------
    Total non-performing assets                         $12,412      $20,077
=============================================================================

Restructured loans (1)                                  $   391      $ 4,640
Non-performing loans including loans classified
 as held for sale as a percentage of total loans           2.24%        1.49%
Non-performing assets including assets classified
 as held for sale as a percentage of total assets          1.96%        3.08%

<F1> (1)  Performing loans.

6.  FHLBB ADVANCES

    Federal Home Loan Bank of Boston advances consisted of the following:

                                           September 30,
                                        -------------------
                                          1995       1994
                                        -------------------
                                           (In Thousands)

              7.07% due 1996             33,000     35,000
              7.16% due 1997             25,000     25,000

              Total FHLBB advances      $58,000    $60,000

7.  ADOPTION OF NEW ACCOUNTING STANDARD

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which was amended in October 1994 by SFAS 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosure" which are effective for fiscal years beginning after December 15, 1994. These Statements apply to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, or loans otherwise carried at fair value or the lower of cost or fair value. SFAS No. 114 and SFAS No. 118 specifically exclude leases and debt securities from their valuation standards. These Statements require that all loans that are impaired be measured and valued based on (1) the present value of expected future cash flows discounted at the loan's effective rate of interest, (2) the loan's observable market price, or (3) the fair value of supporting collateral if the loan is collateral dependent. The Company adopted these standards during the quarter ended March 31, 1995, with no impact on the Company's financial position or results of operations. Loans classified as impaired totalled $6.8 million at September 30, 1995 with a valuation allowance within the allowance for loan losses of $913,000 at that date. Management believes that the valuation allowance for impaired loans at September 30, 1995 is adequate.



Item 2:

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dime Financial Corporation of Wallingford, Connecticut (the "Company"), organized in 1988, is the parent company of one wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime"). Consolidated assets as of September 30, 1995 were $632.6 million.

On February 3, 1993, the Board of Directors of Dime approved, and Dime thereupon signed, a Consent Agreement with the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner (the "Commissioner"), wherein Dime agreed to the issuance of a Cease and Desist Order (the "Order") by the FDIC pursuant to the provisions of applicable federal banking law. The Order was subsequently issued and became effective on February 22, 1993.

On January 31, 1995 the FDIC and the Commissioner took action to remove the Order. At the request of the regulatory authorities, the Board of Directors of Dime adopted resolutions committing Dime to continue certain actions designed to maintain and improve the financial and operating condition of the institution. Among these is a resolution that continues the requirement that Dime maintain a Tier 1 leverage capital ratio at or in excess of 6% and provide advance notice to the FDIC and the Banking Commissioner of any action of the Board to declare or pay dividends.

The Company began a restructuring program in the second quarter of 1995 which reduced the Company's workforce by approximately 24%. Additional restructuring plans have been authorized by the Board of Directors to take effect in the fourth quarter with regard to the outsourcing of the Bank's data processing operations and other staff reductions. Approximately 10 positions, or 5% of the total workforce, are affected. This additional restructuring is expected to result in a fourth quarter charge to earnings of approximately $800,000 from the combination of severance charges and the writedown to estimated salvage value of fixed assets associated with data processing. These charges are expected to be substantially offset by recognition in the fourth quarter of a deferred tax benefit as a result of improved earnings projections for realization of the Company's deferred tax asset.

FINANCIAL CONDITION

In the third quarter of 1995, the Company reported net income of $2.1 million or $0.42 per share compared to net income of $1.1 million, or $0.21 per share for the quarter ended September 30, 1994. The third quarter results were affected primarily by an addition to the allowance for loan losses of $1.4 million compared with a provision in the third quarter of 1994 of $1.0 million. In addition, the third quarter of 1995 was positively influenced by the receipt of a refund of $282,000 representing previously paid FDIC deposit insurance premiums, a net gain of $256,000 from the operation of OREO, and a reduction in other operating expenses. The provision for the nine months ended September 30, 1995 totalled $6.7 million compared with a provision for the same period of 1994 of $2.4 million. The increase in the loan loss provision for 1995 is due to the higher level of non-performing loans and the change to a new methodology adopted in the first quarter of 1995 regarding the increased risk on 1-4 family residential loans. Historical charge-off experience and ongoing reviews during 1995 of specific concentrations within that portfolio indicated that collateral values have declined substantially on many loans since their original funding date.

The Company's earnings primarily depend upon the difference between the interest and dividend income earned on loans and investments and the interest expense paid on deposits and borrowed money ("net interest income"). The difference between the average interest rate earned on loans and investments and the average interest rate paid on deposits and borrowings ("net spread") is affected by economic factors influencing general interest rates, loan demand, the level of non-performing loans, and savings flows as well as the effects of competition for loans and deposits. Net income is also affected by gains and losses on investment securities transactions and other operating income such as service charges and fees offset by additions to the provision for loan losses, other operating expenses and income tax expense.

At September 30, 1995, the Company's allowance for loan losses was $13.7 million or 127.49% of non-performing loans, 110.56% of non-performing assets, and 2.86% of total loans. At December 31, 1994, the allowance for loan losses was $9.3 million, or 117.17% of non-performing loans, 79.91% of non-performing assets, and 1.83% of total loans. At September 30, 1994, the allowance for loan losses was $10.4 million, or 183.75% of non-performing loans, 119.96% of non-performing assets, and 2.01% of total loans, excluding $11.4 million of loans and other real estate owned held for sale.

At September 30, 1995, non-performing loans, totalled $10.8 million, or 2.24% of total loans, compared with $8.0 million, or 1.56% of total loans at December 31, 1994, and compared with $5.7 million, or 1.10% of total loans at September 30, 1994, excluding $2.0 million of loans classified as held for sale. Other real estate owned totalled $1.6 million at September 30, 1995, compared to $3.7 million, at December 31, 1994 and $3.0 million at September 30, 1994 excluding $9.4 million of other real estate owned classified as held for sale. Total non-performing assets, were $12.4 million, or 1.96% of total assets at September 30, 1995, compared with $11.7 million or 1.83% of total assets at December 31, 1994, and compared with $8.7 million or 1.32% of total assets at September 30, 1994, excluding $11.4 million of loans and other real estate classified as held for sale. All assets classified as held for sale were disposed of during 1994 at prices consistent with management's expectations.

Total loans decreased by $30.2 million, or 5.92% from $510.4 million at December 31, 1994 to $480.2 million at September 30, 1995 and decreased $34.4 million or 6.69% from $514.6 million at September 30, 1994, excluding $2.0 million of loans classified as held for sale.

Federal Home Loan Bank of Boston ("FHLBB") advances totalled $58.0 million at September 30, 1995 compared with $60.0 million on December 31, 1994 and September 30, 1994.

Net deposits, including escrow deposits, declined $7.2 million from $526.6 million at December 31, 1994 to $519.4 million at September 30, 1995 and decreased by $19.0 million from September 30, 1994.

ASSET QUALITY

In order to maintain asset quality, areas within Dime are present to assist in the assessment of loan quality in addition to providing the Board and management with analysis to determine that the allowance for loan losses is sufficient given the risks inherent in the loan portfolio at a point in time. During the third quarter of 1995 the Company added $1.4 million to the allowance for loan losses compared with a provision of $1.0 million in the third quarter of 1994. The increase in the provision was due to the increased level of non-performing loans. For the nine months ended September 30, 1995, the Company added $6.7 million to the allowance for loan losses compared with $2.4 million during the first nine months of 1994. The increase in the provision during 1995 was primarily due to increased non-performing loans and the adoption of a new methodology regarding the increased risk on 1 - 4 family residential loans.

Loan review, which is independent of the lending department, reviews and monitors Dime's loan portfolio based on loan performance, property re-appraisal, current and prospective economic conditions, facts known about specific borrowers, or any other relevant factors. This function rates loans and assists management in determining that the level of the allowance for loan losses is adequate relative to the risks inherent in the portfolio.

The net cost of operation of other real estate owned ("OREO") may include; gains or losses on the sale of OREO, writedowns of OREO, and expenses to operate and maintain OREO. The net cost of operation of other real estate owned equalled a net gain of $256,000 for the third quarter of 1995 compared with a net cost of $469,000 for the third quarter of 1994. The net cost of OREO for the nine months ended September 30, 1995 equalled a net gain of $432,000 compared with a net cost of $659,000 during the nine months ended September 30, 1994. The reduction in costs during 1995 are primarily due to gains realized on the sales of OREO coupled with reduced levels of OREO.

As part of the Company's independent loan review function, a process is in place whereby all loans are reviewed and classified into one of seven categories. In addition to the disclosure on page 7 in the table entitled, "Non-performing Assets," management has classified loans totalling $12.0 million at September 30, 1995 as substandard for internal purposes. At September 30, 1994 loans classified as substandard totalled $20.0 million. At December 31, 1994 loans classified as substandard totalled $22.2 million. These loans are still performing. Management does not have serious doubt as to their collectability and believes that the amounts specifically allocated to these loans in the allowance for loan losses are adequate. Management had performing loans classified as doubtful for internal purposes at September 30, 1995 totalling $24,000 compared with $687,000 at September 30, 1994 and compared with $206,000 at December 31, 1994.

Under FDIC guidelines substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Doubtful loans have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

Management continues to closely monitor the loan portfolio and the foreclosed properties of its subsidiary and takes appropriate action when necessary. The table entitled "Allowance For Loan Losses," on page 7, indicates that at September 30, 1995 the balance in the allowance for loan losses represented 127.49% of non-performing loans and 2.86% of total loans. Management believes that the allowance for loan losses at September 30, 1995 is adequate, based on the quality of the loan portfolio at that date.

LIQUIDITY, SOURCES AND USES OF FUNDS, AND CAPITAL RESOURCES

Liquidity involves the ability to meet cash flow requirements of depositors wanting to withdraw funds or of borrowers needing assurance that sufficient funds will be available to meet their credit needs. Cash on hand, demand deposits at other financial institutions, interest-bearing deposits with an original maturity of three months or less, and Federal funds sold are the principal sources of liquidity. Cash and cash equivalents amounted to $25.3 million at September 30, 1995, as compared to $46.0 million at September 30, 1994. Cash and cash equivalents represented 4.00% of total assets at September 30, 1995 as compared to 7.04% of total assets at September 30, 1994. The Company believes that its liquidity is sufficient to meet currently known demands and commitments.

The primary objective of asset/liability management is to maximize net interest income while assuring adequate liquidity combined with the maintenance of an appropriate balance between interest earning assets and interest bearing liabilities. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Company regularly monitors deposit rates and loan rates offered by other financial institutions in its market area in an attempt to achieve a desired balance of deposits and loans and to minimize interest costs.

Principal sources of funds include cash receipts from deposits, loan principal and interest payments, earnings on investments, and proceeds from maturing investments. The current principal uses of funds include disbursements to fund investments and loan originations, payments of interest on deposits, and payments to meet the operating expenses of the Company. During the first nine months of 1995, deposits decreased by $7.2 million from $526.6 million at December 31, 1994 to $519.4 million at September 30, 1995 compared to a decrease of $19.0 million from $538.5 million at September 30, 1994. The Company may rely on borrowings from the Federal Home Loan Bank of Boston ("FHLBB") if deposits do not keep pace with the demand for quality loans. At September 30, 1995, FHLBB borrowings totalled $58.0 million, compared with $60.0 million at December 31, 1994 and at September 30, 1994. The Company currently has no plans to increase the level of borrowings.

The Company's primary source of funds is in the form of dividends received from its subsidiary bank, Dime. Therefore, the liquidity and the capital resources of the Company are largely dependent upon the liquidity, profitability, and capital position of its subsidiary, and the ability of the subsidiary to declare and pay dividends under applicable laws and regulatory authorities. As noted above, Dime has agreed not to declare or pay any dividends without the prior written consent of the FDIC and the Commissioner. In addition, the Company has agreed not to declare or pay any dividends without the prior written consent of the Federal Reserve Bank of Boston. The following table presents the Company's risk-based and leverage capital ratios:

                                                 September 30,
                                               -----------------
                                    Required    1995       1994
                                    ----------------------------

       Tier I risk-based capital    4.0%       13.58%     10.38%
       Total risk-based capital     8.0%       14.87%     11.65%
       Leverage capital             4.0%        7.24%      6.06%

COMPARATIVE ANALYSIS

The following table sets forth the dollar increases (decreases) in the components of the Company's consolidated statements of operations during the periods indicated and is followed by management's discussion of the various changes.

                                          Three months ended      Nine months ended
                                          September 30, 1995      September 30, 1995
                                             compared to             compared to
                                          September 30, 1994      September 30, 1994
                                          ------------------------------------------
                                                       (in thousands)

    Interest income                       $  922                  $1,950
    Interest expense                       1,046                   2,069
------------------------------------------------------------------------
    Net interest income                     (124)                   (119)
    Provision for loan losses                400                   4,325
    Investment securities gains, net          58                     292
    Other operating income                    19                     (18)
    Other operating expenses              (1,484)                 (1,913)
------------------------------------------------------------------------
    Income before income taxes             1,037                  (2,257)
    Income tax expense                        (3)                 (2,009)
------------------------------------------------------------------------
    Net income                            $1,040                 ($  248)
========================================================================


              Quarter and Nine Months Ended September 30, 1995
                                 Compared to
              Quarter and Nine Months Ended September 30, 1994


General. Net income for the quarter ended September 30, 1995, was $2.1 million or $0.42 per share, compared to net income of $1.1 million, or $0.21 per share for the same period in 1994. Net income for the nine months ended September 30, 1995 totalled $3.4 million or $0.67 per share compared with net income of $3.6 million or $0.72 per share for the first nine months of 1994. The change in net income was influenced primarily by an increased provision for loan losses for the nine months ended September 30, 1995 to $6.7 million versus a provision of $2.4 million for the first nine months of 1994.

Interest Income. Interest income for the quarter ended September 30, 1995 totalled $12.0 million representing an average yield on interest earning assets of 7.81% and totalled $35.3 million for the nine months ended September 30, 1995 representing an average yield on interest earning assets of 7.69%. Interest income for the quarter ended September 30, 1994 totalled $11.1 million and represented an average yield on interest earning assets of 7.27%. Interest income for the nine months of 1994 totalled $33.4 million and represented an average yield on interest earning assets of 7.18%.

Interest Expense. Interest expense totalled $5.7 million for the quarter ended September 30, 1995 representing an average cost of funds of 4.20% and totalled $16.1 million for the nine months ended September 30, 1995 representing an average cost of funds of 3.96%. Total interest expense for the quarter ended September 30, 1994 was $4.7 million representing an average cost of funds of 3.28% and totalled $14.0 million for the first nine months of 1994 which represented an average cost of funds of 3.21%.

Net Interest Income. Net interest income totalled $6.3 million for the quarter ended September 30, 1995 compared with $6.4 million for the quarter ended September 30, 1994. Net interest income totalled $19.2 million for the first nine months of 1995 compared with $19.4 million for the first nine months of 1994. The net interest rate spread for the quarter ended September 30, 1995 was 3.61% down from the prior year quarter of 3.99%. The net interest rate spread for the nine months ended September 30, 1995 was 3.73% down from the prior year spread of 3.97%. The net interest margin was 4.11% for the third quarter of 1995 compared with a net interest margin of 4.19% for the third quarter of 1994. The net interest margin was 4.18% for the first nine months of 1995 compared with a net interest margin of 4.15% for the nine months ended September 30, 1994.


                      Comparative Interest Spread Table
                   For the quarters and nine months ended

                                         Quarter      Quarter      YTD         YTD
                                         9/30/95      9/30/94      9/30/95     9/30/94
                                         ----------------------------------------------------

Interest Earning Assets:

Loans                                    8.17%        7.63%        8.07%       7.67%
Investment Securities                    6.61%        5.70%        6.18%       5.14%
Federal Funds Sold                       5.64%        4.54%        5.77%       3.76%

Yield on Interest Earning Assets         7.81%        7.27%        7.69%       7.18%

Interest Bearing Liabilities:

Deposits                                 3.84%        2.75%        3.57%       2.75%
Borrowings                               7.11%        6.87%        7.11%       7.07%

Cost of Interest Bearing Liabilities     4.20%        3.28%        3.96%       3.21%

Net Interest Spread                      3.61%        3.99%        3.73%       3.97%

Net Interest Margin                      4.11%        4.19%        4.18%       4.15%

Provision for Loan Losses. The provision for loan losses for the quarter ended September 30, 1995 totalled $1.4 million compared with a provision of $1.0 million for the third quarter of 1994. The provision for the first nine months of 1995 totalled $6.7 million compared with a provision of $2.4 million for the first nine months of 1994. The increase in the loan loss provision for the third quarter compared with the prior year is due to the higher level of non-performing loans. The increase in the loan loss provision for the nine months ended September 30, 1995 compared with the prior year resulted primarily from a new methodology adopted in the first quarter of 1995 regarding the increased risk on 1 - 4 family residential loans which comprise 77% of the total loan portfolio. Historical charge-off experience and ongoing reviews during 1995 of specific concentrations within that portfolio indicate that collateral values have declined substantially on many loans since their original funding date.

Investment Securities Gains (Losses), Net. The Company recorded $64,000 net investment security gains during the third quarter of 1995 and recorded net security gains totalling $298,000 for the nine months ended September 30, 1995. This compares to $6,000 net investment security gains during the third quarter and nine months ended September 30, 1994.

Other Operating Income. Other operating income totalled $528,000 for the third quarter of 1995 compared with $509,000 in the third quarter of 1994 and totalled $1.6 million for the first nine months of 1995 and the first nine months of 1994.

Other Operating Expenses. Total operating expenses were $3.3 million for the third quarter of 1995 compared with total operating expenses of $4.8 million for the third quarter of 1994. The reduction in 1995 reflects progress achieved under the restructuring plan as well as reduction in the net cost OREO primarily due to gains recognized on the sales of OREO. The net cost of OREO for the third quarter equalled a net gain of $256,000 versus a net cost of $469,000 for the third quarter of 1994. For the first nine months of 1995, operating expenses, exclusive of a net restructuring charge of $947,000 charged in the second quarter, were $12.1 million versus $14.9 million for the year earlier period. For the nine months ended September 30, 1995, the net cost of OREO equalled a net gain of $432,000 compared with a net cost of $659,000 for the prior year period.

Income Taxes. Income tax expense for the third quarter of 1995 totalled $12,000 compared with income tax expense in the third quarter of 1994 of $15,000. Income taxes for the first nine months of 1995 totalled a net benefit of $2.0 million as the Company recognized $2.0 million of a deferred tax benefit in the second quarter of 1995 as a result of improved earnings projections. Income tax expense recognized in the first nine months of 1994 totalled $45,000. For 1995 and 1994 the Company has provided only for the minimum state tax because of tax loss carry forwards that are available to taxable income.

Net Income. The factors discussed above resulted in net income of $2.1 million or $0.42 per share for the third quarter ended September 30, 1995 compared with net income of $1.1 million or $0.21 per share for the third quarter ended September 30, 1994. Net income totalled $3.4 million or $0.67 per share for the first nine months of 1995 compared with net income of $3.6 million or $0.72 per share for the first nine months of 1994.


                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

           a. The following exhibits are included in this report:


Exhibit No.                           Description

      11.   Statement of Computation of Per Share Earnings

            Incorporated by reference to note 2 to Consolidated Financial Statements for the quarters ended September 30, 1995 and 1994. (See pages 5-8 for notes to Consolidated Financial Statements.)


      20. Report furnished to the Company's shareholders for the quarter ended September 30, 1995.


            b. No report on form 8-K has been filed by the registrant with the Securities and Exchange Commission during the quarter ended September 30, 1995.



                  DIME FINANCIAL CORPORATION AND SUBSIDIARY


                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DIME FINANCIAL CORPORATION


Date:  November 13, 1995               /s/ Richard H. Dionne
                                       Richard H. Dionne
                                       President & Chief Executive Officer


Date:  November 13, 1995               /s/ Albert E. Fiacre, Jr.
                                       Albert E. Fiacre, Jr.
                                       Senior Vice President and Chief
                                        Financial Officer


Date:  November 13, 1995               /s/ Robert P. Simon
                                       Robert P. Simon
                                       Vice President & Comptroller


                                EXHIBIT INDEX




Exhibit No.                  Description                                  Page
------------------------------------------------------------------------------

      11.   Statement of Computation of Per Share Earnings

            Incorporated by reference to note 2 to Consolidated Financial Statements for the quarters ended September 30, 1995, and 1994. (See pages 6-9 for Notes to Consolidated Financial Statements.)


      20. Report furnished to the Company's shareholders for the quarter ended September 30, 1995.