Form 10-K
period 1995-12-31
DIME FINANCIAL CORP /CT/
filed 1996-03-29
CIK 841909

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                          -----------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ____________________

Commission file number  0-17494
                        -------

                         Dime Financial Corporation
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Connecticut                              06-1237470
----------------------------------------         ---------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

95 Barnes Road, Wallingford, Connecticut                 06492
----------------------------------------         ---------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:    (203) 269-8881
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which registered
---------------------------------------------------------------------------
        None                                       None


          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $1.00 per share
                              (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.          [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $67,189,112 on March 11, 1996. On that date, 5,023,485 shares of Common Stock, par value $1.00 per share, were outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K as indicated herein.

                                                    Part of 10-K into which
                Document                                  incorporated
----------------------------------------------------------------------------

  Annual Report to Shareholders for the fiscal            I, II and IV
  year ended December 31, 1995 (the "Annual
  Report")

  Proxy Statement to Shareholders dated                       III
  March 8, 1996 (filed pursuant to
  Regulation 14A) (the "Proxy Statement")

                              TABLE OF CONTENTS


                                                                           Page

PART I

   Item 1  -  Business                                                       1
   Item 2  -  Properties                                                    10
   Item 3  -  Legal Proceedings                                             12
   Item 4  -  Submission of Matters to a Vote of Security Holders           12
              Executive Officers of the Registrant                          12

PART II

   Item 5  -  Market for Registrant's Common Equity and Related
              Shareholders Matters                                          13
   Item 6  -  Selected Financial Data                                       13
   Item 7  -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     13
   Item 8  -  Financial Statements and Supplementary Data                   13
   Item 9  -  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      13

PART III

   Item 10  -  Directors and Executive Officers of the Registrant           14
   Item 11  -  Executive Compensation                                       14
   Item 12  -  Security Ownership of Certain Beneficial Owners and
               Management                                                   14
   Item 13  -  Certain Relationships and Related Transactions               14

PART IV

   Item 14  -  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                  14



                                   PART I


Item 1 - Business

      The principal executive offices of Dime Financial Corporation (the "Company") and its wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime") are located at 95 Barnes Road, Wallingford,
Connecticut 06492. The telephone number of the Company and Dime is (203)
269-8881.

      Other information required by this item appears on pages 2 through 3 of the Company's 1995 Annual Report to Shareholders (the "1995 Annual Report") under the caption "To Our Shareholders"; on page 1 under the caption "Corporate Profile"; on the inside front cover under the caption "Financial Highlights" and on pages 6 through 17 under the caption "Management's Discussion and Analysis of Operations." Such information is incorporated herein by reference and made a part hereof. In addition, certain other information required by this item is set out below.

Interest Rates and Interest Differentials

      The information required by this item appears in the 1995 Annual Report on page 10 under the caption "Average Balances and Interest Rates." Such information is incorporated herein by reference and made a part hereof.

Rate / Volume Analysis

      The information required by this item appears in the 1995 Annual Report on page 11 under the caption, "Rate / Volume Analysis." Such information is incorporated herein by reference and made a part hereof.

Non-performing Assets

      The information required by this item appears in the 1995 Annual Report on pages 6 through 8 under the caption, "Asset Quality." Such information is incorporated herein by reference and made a part hereof.

Problem Loans and Allowance for Loan Losses

      Additional information required by this item appears in the 1995 Annual Report on page 8 under the caption, "Allowance for Loan Losses & Provisions to the Allowance for Loan Losses." Such information is incorporated herein by reference and made a part hereof.

      At December 31, 1995, loans which were non-accruing because of doubt as to the ultimate collection of principal and interest are included on page 7 in the table under the caption, "Asset Quality," of the 1995 Annual Report. In addition to the disclosure on pages 6-8 of the 1995 Annual Report, at December 31, 1995, management classified an additional $10.5 million of loans as substandard for internal purposes. These loans are still performing. Management does not have serious doubt as to their collectibility and believes that the amounts allocated to these loans in the allowance for loan losses are adequate.

      Under Federal Deposit Insurance Corporation ("FDIC") guidelines, special mention loans do not presently expose the bank to a sufficient degree of risk to warrant adverse classification but do possess credit deficiencies deserving management's close attention. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Doubtful loans have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

      The provision to the allowance for loan losses totalled $7.6 million for the year ended December 31, 1995 compared with a provision of $4.5 million for the year ended December 31, 1994. The increased provision during 1995 was primarily due to the Company's assessment that there was increased potential exposure in the residential loan portfolio. In the first quarter of 1995, recent trends in collateral values were analyzed by the receipt of over 200 new appraisals of certain segments of the performing 1 - 4 family residential loan portfolio. This process indicated a substantial decline in the value of the collateral securing many of these loans since the original funding date and resulted in additions to the allowance for loan losses.

      The Company's allowance for loan losses as allocated between loan types for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 are set forth in the following table.

                                                                       December 31,
                                ---------------------------------------------------------------------------------
                                          1995                        1994                        1993
                                -------------------------   -------------------------   -------------------------
                                              Loans in                    Loans in                    Loans in
                                             Category as                 Category as                 Category as
                                Amount of   Percentage of   Amount of   Percentage of   Amount of   Percentage of
(Dollars in Thousands)           Reserve     Total Loans     Reserve     Total Loans     Reserve     Total Loans
-----------------------------------------------------------------------------------------------------------------

Reserve allocated to:
  Mortgage loans:
    Residential real estate     $ 3,323        78.3%        $ 2,198        77.2%        $ 1,969        72.3%
    Commercial real estate        6,693         9.6           5,237        11.2           7,594        14.9
    Builders' & land                 84         0.3             195         0.8             281         1.0
  Commercial loans                  754         1.0           1,136         1.4           3,234         2.6
  Consumer loans                    870        10.8             560         9.4             984         9.2
Unallocated allowance             1,055                           -                           -
                                ---------------------------------------------------------------------------
Total                           $12,779       100.0%        $ 9,326       100.0%        $14,062       100.0%
                                ===========================================================================


                                                    December 31,
                                -----------------------------------------------------
                                          1992                        1991
                                -------------------------   -------------------------
                                              Loans in                    Loans in
                                             Category as                 Category as
                                Amount of   Percentage of   Amount of   Percentage of
(Dollars in Thousands)           Reserve     Total Loans     Reserve     Total Loans
-------------------------------------------------------------------------------------

Reserve allocated to:
  Mortgage loans:
    Residential real estate     $ 1,718        66.9%        $ 3,650       63.8%
    Commercial real estate        9,643        16.0          15,063       17.3
    Builders' & land                427         1.2           1,344        1.9
  Commercial loans                8,714         7.4           5,304        7.6
  Consumer loans                    778         8.5           1,010        9.4
                                ----------------------------------------------
Total                           $21,280       100.0%        $26,371      100.0%
                                ===============================================

Investment Securities

      Additional information required by this item appears in the 1995
Annual Report on pages 24 through 25 under the caption "Note 4:
Investment and Mortgage-backed Securities". Such information is incorporated herein by reference and made a part hereof. The carrying values of investment securities were as follows:


                                                                December 31,
                                                       -----------------------------
                                                         1995       1994       1993
                                                       -----------------------------
                                                           (Dollars in Thousands)

Available for Sale:
U.S. treasury securities                               $ 4,029    $     -    $     -
U.S. government agency obligations                           -      3,957          -
Other bonds and notes                                    4,097          -          -
Equity securities                                            -        625          -
                                                       -----------------------------
Total Available for Sale                               $ 8,126    $ 4,582    $     -
                                                       =============================

Mortgage-backed Securities Available for Sale:
Mortgage-backed securities                             $47,912    $     -    $     -
REMIC's/CMO's                                           47,278          -          -
                                                       -----------------------------
Total Mortgage-backed Securities Available for Sale    $95,190    $     -    $     -
                                                       =============================

Held to Maturity:
U.S. treasury securities                               $ 1,013    $19,688    $     -
U.S. government agency obligations                      46,885     18,045          -
Other bonds and notes                                        -     14,136          -
                                                       -----------------------------
Total Held to Maturity                                 $47,898    $51,869    $     -
                                                       =============================

Held for Investment:
U.S. treasury securities                               $     -    $     -    $47,362
U.S. government agency obligations                           -          -         83
Other bonds and notes                                        -          -     31,747
Equity securities                                            -          -        426
                                                       -----------------------------
Total Held for Investment                              $     -    $     -    $79,618
                                                       =============================

Loans

      Additional information required by this item appears in the 1995 Annual Report on page 12 under the caption "Lending Activities" and on pages 25 through 26 under the caption "Note 5: Loans Receivable". This information is incorporated herein by reference and made a part hereof. The following table sets forth the contractual maturities of the loan portfolio at December 31, 1995:

                                                                   Due after
                                                    Due in one     one before   Due after
                                                    year or less   five years   five years
                                                    --------------------------------------
                                                            (Dollars in Thousands)

Adjustable rate loans:
  Mortgage Loans:
    Residential real estate - owner occupied        $    4         $   571      $130,248
    Residential real estate - non-owner occupied        11             116        26,522
    Commercial real estate                             422           4,997        30,036
    Builders and Land                                  438           1,063             -
  Consumer loans                                       551          10,749         9,568
  Commercial loans                                     700           2,228         1,154
                                                    ------------------------------------
Total adjustable rate loans                          2,126          19,724       197,528
                                                    ------------------------------------

Fixed rate loans:
  Mortgage Loans:
    Residential real estate - owner occupied           182           3,464       195,387
    Residential real estate - non-owner occupied        10             167           873
    Commercial real estate                           1,863           4,109         2,232
  Consumer loans                                       318          13,593        14,509
  Commercial loans                                       5             191           249
                                                    ------------------------------------
Total fixed rate loans                               2,378          21,524       213,250
                                                    ------------------------------------
Total loans                                         $4,504         $41,248      $410,778
                                                    ====================================

Deposits

      The information required by this item appears in the 1995 Annual Report on page 13 under the caption "Deposits and Other Borrowings" and on page 28 under the caption, "Note 9: Deposits." Such information is incorporated herein by reference and made a part hereof.

Competition

      In attracting deposits, Dime faces strong competition from savings banks, savings and loan associations, commercial banks, credit unions, insurance companies and investment firms located in its primary market area. The banking business in Connecticut is highly competitive. In March 1990 the Connecticut General Assembly adopted legislation that permits full interstate banking in Connecticut by allowing business combinations among commercial banks, bank holding companies and thrift institutions located in Connecticut and other states with reciprocal interstate banking laws. This legislation also permits bank holding companies from other states to establish non banking offices, including loan production offices, in Connecticut on a limited basis.

      In recent years, market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced such institutions to diversify their services to become more cost effective. Such actions may increase the cost of funds to Dime in the future. Dime faces strong competition in attracting deposits and in making real estate and other loans. Dime's most direct competition for deposits comes from other thrift institutions, commercial banks, credit unions and money market funds.

      Dime competes for deposits with the financial industry principally by offering depositors a wide variety of deposit programs, convenient branch locations and hours, tax-deferred retirement programs and other services. Dime does not rely upon any individual, group or entity for a material portion of its deposits, nor has Dime obtained any deposits through deposit brokers. At the present time, it is the general practice of Dime to limit the majority of its lending activities to within the State of Connecticut. While Dime is not engaged in interstate banking, Dime owns mortgages secured by real property located outside of Connecticut.

      The competition faced by Dime for real estate loans comes principally from mortgage brokers and mortgage banking companies, other savings banks, savings and loan associations, commercial banks, finance companies, insurance companies and other institutional lenders. Dime competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of service it provides borrowers, real estate brokers and builders. Factors which affect competition and lending include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors.

Employees

      As of March 6, 1996, Dime employed 152 full-time and 34 part-time employees, including 35 officers. During 1995, the Company instituted a restructuring program resulting in the lay-off or notification of lay-off of approximately 73 employees or 28% of the workforce. Additional information regarding this item is located on pages 28 through 29 of the 1995 Annual Report under the caption "Note 11: Restructure Expense, net". Such information is incorporated herein by reference and made a part hereof.

      The principal officers of Dime also serve as officers of the Company but receive no additional compensation from the Company. The Company has no other employees.


                         REGULATION AND SUPERVISION

      As a Connecticut-chartered capital stock savings bank whose deposits are insured by the FDIC, Dime is subject to extensive regulation and supervision by both the Connecticut Banking Commissioner (the "Commissioner") and the FDIC. Dime further is subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC-insured financial institutions. The Company also is subject to certain regulations of the Federal Reserve Board and the Commissioner. This governmental regulation is primarily intended to protect depositors, not shareholders.

Connecticut Regulation

      The Commissioner regulates Dime's internal organization as well as its deposit, lending and investment activities. The approval of the Commissioner is required, among other things, for the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Dime. Many of the areas regulated by the Commissioner are subject to similar regulation by the FDIC.

      The Connecticut Interstate Banking Act, as amended, permits Connecticut banks to engage in stock acquisitions of, and mergers with, depository institutions in other states with reciprocal legislation. All of the other New England states, and a majority of the other states, have enacted reciprocal legislation. Several interstate mergers and acquisitions involving Connecticut bank holding companies or banks with offices in the service areas of Dime and bank holding companies or banks headquartered in other states have been completed. Although the effect of this legislation has not been significant, any future effect on the Company and Dime cannot be predicted.

      Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25 percent of a bank's capital, surplus, undivided profits and loss reserves.

      Dime is prohibited by Connecticut banking law from paying dividends except from its net profits, which is defined as the remainder of all earnings from current operations. The total of all dividends declared by Dime in any calendar year may not, unless specifically approved by the Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, on February 22, 1993 Dime began operating under a Consent Agreement with the FDIC and the Commissioner wherein Dime agreed to the issuance of a Cease and Desist Order (the "Order") by the FDIC pursuant to the provisions of applicable federal banking law. Under the Order, Dime agreed not to pay or declare any dividends without the prior written consent of the FDIC and the Commissioner. On January 31, 1995, the Order under which the Bank operated since February of 1993, was lifted by the FDIC and the Commissioner. The Board of Directors of Dime has adopted resolutions committing Dime to continue certain actions designed to maintain and improve the financial and operating condition of the institution. Among these is a resolution that continues the requirement that Dime will maintain a Tier 1 leverage capital ratio at or in excess of 6% and provide advance notice to the FDIC and the Banking Commissioner of any action of the Board to declare or pay dividends.

      On January 18, 1996, the Company's Board of Directors declared, after consent of the appropriate regulatory authorities, the resumption of the quarterly dividend with an initial payment of $0.07 per share to be paid on February 22, 1996 to shareholders of record on February 1, 1996. Dividend payments had been suspended by the Board in June of 1991 prior to the issuance of a regulatory memorandum in September of 1991 which has since been lifted.

      Under Connecticut banking law, no person may acquire the beneficial ownership of more than 10 percent, or after acquiring 10 percent, increase ownership to 25 percent or more, of any class of voting securities of a bank chartered by the State of Connecticut or having its principal office in Connecticut or a bank holding company thereof without the prior notification and approval by the Commissioner.

      Any state-chartered bank meeting statutory requirements may, with the approval of the Commissioner, establish and operate branches in any town or towns within the state.

FDIC Regulation

      Dime's deposit accounts are insured by the FDIC to a maximum of $100,000 for each insured depositor. As a state chartered FDIC-insured bank, Dime is subject to extensive supervision and examination by the FDIC and also is subject to FDIC regulations regarding many aspects of its business, including types of deposit instruments offered and permissible methods for acquisition of funds. The FDIC periodically makes its own examination of insured institutions. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has implemented a system of risk-related deposit insurance assessments. Beginning on January 1, 1993, insurance premiums of all banks vary depending upon the capital level and supervisory rating of the institution.

      FDIC risk-based capital requirements became fully effective at the end of 1992. Under these requirements, FDIC-insured institutions are required to maintain minimum levels of "capital" based upon an institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of both Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock, additional paid in capital, retained earnings and limited amounts of perpetual preferred stock. Tier 2 capital consists primarily of loan loss reserves and certain preferred stock, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the regulations, the greater the risk associated with an asset, the greater the amount of such asset that will be subject to the capital requirements. An FDIC-insured bank is required to maintain minimum ratios of Tier 1 and total risk-based capital to risk-weighted assets of 4.0% and 8.0%, respectively. At December 31, 1995, the Tier 1 and total risk-based capital ratios for Dime were 14.97% and 16.26%, respectively. Management believes that Dime will remain in full compliance with applicable risk-based capital requirements.

      A leverage capital ratio requirement adopted by the FDIC became effective in 1991. Under this requirement, FDIC insured institutions are required to maintain a ratio of common equity minus intangible assets to total assets of at least 3% for the most highly rated institutions and 4% to 5% for most institutions. At December 31, 1995 the leverage capital ratio of Dime was 7.43%. Refer to pages 15-16 of the Annual Report under the caption "Liquidity, Sources and Uses of Funds and Capital Resources."

      In addition, FDICIA categorizes banks based on capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories are "well-capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized," and "critically undercapitalized." A bank is categorized as "well capitalized" if it maintains a leverage ratio of at least 5%, a total risk-based capital ratio of at least 10%, and a Tier 1 risk-based capital ratio of at least 6%. Based on its regulatory capital ratios at December 31, 1995, Dime is well capitalized as defined in FDIC regulations.

      FDICIA also restricts the ability of FDIC-insured state banks, such as Dime, to acquire and retain equity investments. Generally, state banks only may hold equity securities to the extent permitted for national banks. However, FDICIA also permits certain state banks to acquire or retain equity investments in an amount up to 100 percent of Tier 1 capital in either (1) common or preferred stock listed on a national securities exchange, or (2) shares of a registered investment company. To be eligible for this exception, Dime was required to file, and has filed, a one-time notice of its intention to acquire and retain such securities. In March of 1993, Dime received conditional approval from the FDIC to continue to hold or acquire listed and/or registered equity securities up to the fullest extent permitted by FDICIA.

      Pursuant to FDICIA, in December 1993, the FDIC issued a final rule concerning activities of FDIC-insured state banks. Under the final rule, an insured state bank must obtain the FDIC's prior consent before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless one of the exceptions contained in the regulation applies. The final rule sets out application procedures for requesting the FDIC's consent; provides a phase-out period for activities which are not approved by the FDIC; and sets out conditions that may be imposed in the FDIC's discretion when approving applications. To date, the final rule has not had a material impact on the business of Dime.

      FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. Dime does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

Federal Reserve System Regulation

      Under the regulations of the Federal Reserve Board, depository institutions such as Dime are required to maintain reserves against their transaction accounts and non-personal time deposits. These regulations generally require the maintenance of reserves of 3 percent against transaction accounts totaling $47.7 million or less and 10 percent of the amount of such accounts in excess of such amount.

      The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements described above. As of December 31, 1995, the Company's Tier 1 and total risk-based capital ratios were 15.15% and 16.44%, respectively, and the Company's leverage capital ratio was 7.50%. Management believes that the Company will remain in full compliance with applicable Federal Reserve Board capital requirements. Refer to pages 15-16 of the Annual Report under the caption, "Liquidity Sources and Uses of Funds and Capital Resources."

      The Company is subject to regulation by the Federal Reserve Board as a registered bank holding company. The Federal Bank Holding Company Act of 1956, as amended (the "BHCA"), under which the Company is registered, limits the types of companies which the Company and its subsidiaries may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring direct control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company has not determined which, if any, of these or other permissible non-banking activities it might seek to engage in.

      Under the BHCA, a bank holding company is required to obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company.

      As described above, the Connecticut Interstate Banking Act specifically permits Connecticut bank holding companies and banks to acquire or be acquired by banks or bank holding companies in other states with reciprocal merger and acquisition laws. Federal antitrust laws place limitations on the acquisition of banks and other businesses.

      Under the BHCA, the Company and Dime are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. Dime is subject to certain restrictions imposed by the Federal Reserve Act and FDICIA on making any investments in the stock or other securities of the Company and the taking of such stock or securities as collateral for loans to any borrower.

      Dime also is subject to certain restrictions imposed by the Federal Reserve Act on the amount of loans it can make to the Company. Such loans must be collateralized as provided by the Federal Reserve Act. The amount of such loans may not exceed (when aggregated with certain other transactions between Dime and the Company) 10 percent of the capital stock and surplus of such bank.

      The Company is required under the BHCA to file annually with the Federal Reserve Board reports of operations, and it and Dime are subject to examination by the Federal Reserve Board. In addition, the Company, as a bank holding company, is registered with the Connecticut Banking Commissioner under the Connecticut Bank Holding Company Act.


Effect of Government Policy

      Banking is a business that depends on interest rate differentials. One of the most significant factors affecting the earnings of Dime is the difference between the interest rate paid by Dime on its deposits and other borrowings, on the one hand, and, the interest rates received by Dime on loans extended to its customers and securities held in its portfolio on the other hand. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of Dime will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and policies of regulatory agencies, particularly the Federal Reserve Board, which implements national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted.

      The present bank regulatory scheme is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been significant regulatory change in the regulation and operation of savings associations, in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. In part as a result of these changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions, such as money market funds, brokerage firms, insurance companies and other financial service enterprises. It is not possible at this time to assess what impact these changes in the regulatory scheme will ultimately have on the Company and Dime.

      Moreover, certain legislative and regulatory proposals that could affect the Company, Dime and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject the Company and Dime to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any legislation or regulations will be enacted or the extent to which the business of the Company and Dime will be affected thereby.

Item  2 - Properties

      Including its administrative office located at 95 Barnes Road, Wallingford, Connecticut, Dime has eleven banking branches and a data processing center located throughout New Haven County. The following table sets forth certain information regarding Dime's banking offices and data processing center.

                                            Date     Owned or     Lease
Office             Location                 Opened   Leased       Expiration Date
---------------------------------------------------------------------------------

Barnes Park        95 Barnes Road           1986     Owned        Not Applicable
                   Wallingford, CT

Cheshire           595 Highland Ave.        1979     Owned        Not Applicable
                   Cheshire, CT

Data Center        180 Research Parkway     1990     Leased (a)   4/30/96
                   Meriden, CT

Eastside           841 East Center St.      1975     Owned        Not Applicable
                   Wallingford, CT

Main Street        2 North Main St.         1871     Owned (b)    Not Applicable
                   Wallingford, CT

Montowese          47 Middletown Ave.       1966     Owned        Not Applicable
                   North Haven, CT

Northford          859 Forest Road          1986     Leased (c)   12/31/00
                   Northford, CT

Turnpike           7 North Turnpike Road    1973     Owned        Not Applicable
                   Wallingford, CT

Washington Ave.    90 Washington Ave.       1981     Owned        Not Applicable
                   North Haven, CT

Mount Carmel       3300 Whitney Ave.        1987     Leased (d)   10/31/00
                   Mt. Carmel, CT

West Main (e)      14 West Main St.         1964     Owned        Not Applicable
                   Meriden, CT

Harbor Brook       100 Hanover St.          1975     Leased (f)   7/31/99
                   Meriden, CT

East Side          733 East Main Street     1983     Owned    Not Applicable
                   Meriden, CT

-------------------
<F1> (a)  Dime's lease payment is currently $4,200 per month.

<F2> (b)  The Main Street branch is located in this building as well as the
          Mortgage and Loan departments, excluding Mortgage Servicing. Mortgage Servicing is located in an area attached to the Main Street office building (premises known as 28 North Main Street, Wallingford, CT). This area is leased by Dime for $910 per month. The lease will expire January 31, 1998 at which time Dime has the option to renew the lease for two additional five year terms.

<F3> (c)  Dime's lease payment is currently $1,700 per month.

<F4> (d)  Dime's lease payment is currently $5,000 per month.

<F5> (e)  The West Main branch was closed on October 28, 1994.

<F6> (f)  Dime's lease payment is currently $2,174 per month, plus applicable taxes and insurance, utilities and maintenance charges.

Item 3 - Legal Proceedings

      There are no pending legal proceedings to which the Company or Dime is a party, other than ordinary routine litigation in the normal course of business. None of the proceedings is material to the Company or Dime.

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's stockholders during the period between October 1, 1995 and December 31, 1995.

Executive Officers of the Registrant

      The following table presents information regarding all executive officers of the Company, including his or her positions with the Company and such person's length of service.

                                                               Length of
Executive Officer        Age    Positions with the Company     Service (a)
--------------------------------------------------------------------------

Richard H. Dionne        51     President, Chief Executive     1/30/95
                                Officer and Director of the
                                Company

Albert E. Fiacre, Jr.    46     Senior Vice President and      3/6/95
                                Chief Financial Officer

Timothy R. Stanton       39     Senior Vice President of       4/3/95
                                Retail Operations

Frank P. LaMonaca        38     Senior Vice President and      7/31/95
                                Senior Lending and Credit
                                Officer

-------------------
<F1> (a)  Length of service indicates date hired. All executive officers have been executive officers of the Company since their respective dates of hire. Prior to joining the Company, Mr. Fiacre was Executive Vice President and Treasurer of Society for Savings, Hartford, Connecticut, Mr. Stanton was Vice President at Shawmut Bank, Hartford, Connecticut and, Mr. LaMonaca was Senior Vice President at Lafayette American Bank and Trust Company, Hamden, Connecticut

      All executive officers of the Company are elected annually by the Company's Board of Directors and serve at the pleasure of the Board of Directors.


                                   PART II

Item 5 - Market for Registrant's Common Equity and Related Shareholders
         Matters

      A portion of the information required by this item appears on page 36 of the Annual Report under the caption "Corporate Information"; on page 30 of the Annual Report under the caption "Notes to Consolidated Financial Statements, Note 13 - Shareholders' Equity"; and in Item 1 of this report under the subheadings "Connecticut Regulation", "FDIC Regulation", and "Federal Reserve System Regulation." Such information is incorporated herein by reference and made a part hereof.

      In addition to the above, the following is noted:

      Under Connecticut law, dividends may generally be declared by the board of directors of a corporation and paid in cash, property or in shares of such corporation, to the extent of its unreserved and unrestricted earned surplus and capital surplus. For the foreseeable future, the sole source of amounts available to the Company for the declaration of dividends will be dividends declared and paid by Dime on Dime common stock. Any amounts received by the Company will be used to pay the operating expenses of the Company and for other activities in which it may engage before any dividends can be paid on Company Common Stock. It is anticipated that the only operating expenses of the Company will be administrative expenses, which in large part will be allocated to and reimbursed by Dime. Under the Certificate of Incorporation of the Company, the Company has the authority to issue preferred stock with dividend rights superior to Common Stock that may adversely affect the amount or frequency of Company Common Stock dividends, although the Company has no plans at this time to issue such preferred stock.

Item 6 - Selected Financial Data

      The information required by this item, appears on page 4 of the Annual Report under the captions "Selected Financial Data." Such information is incorporated herein by reference and made a part hereof.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item appears on pages 6 through 17 of the Annual Report under the caption "Management's Discussion and Analysis of Operations." Such information is incorporated herein by reference and made a part hereof.

Item 8 - Financial Statements and Supplementary Data

      The Company's financial statements, and notes thereto, and supplementary data are included in the Annual Report on pages 18 through 34 and on page 5 under the caption "Selected Quarterly Financial Data." Such information is incorporated herein by reference and made a part hereof.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements between the Company and its independent public accountants on accounting and financial disclosure matters during the fiscal year ended December 31, 1995 for which a Form 8-K was required to be filed.


                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

      The information required by this item appears in the Proxy Statement under caption "Proposal 1 - Election of a Class of Directors," and in Part I of this Report under the caption "Executive Officers of the Registrant," and is incorporated herein by reference and made a part hereof.

Item 11 - Executive Compensation

      The information required by this item appears in the Proxy Statement on pages 7 and 8 under the caption "Compensation and Related Matters." Such information is incorporated herein by reference and made a part hereof.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The information required by this item appears in the Proxy Statement on page 2 under the caption "Principal Shareholders of the Company," and on pages 3 through 6 under the caption "Proposal 1 - Election of a Class of Directors." The information is furnished as of February 1, 1996, on which date 5,023,485 shares were outstanding. Such information is incorporated herein by reference and made a part hereof.

Item 13 - Certain Relationships and Related Transactions

      The information required by this item appears in the Proxy Statement on pages 15 and 16 under the caption "Transactions With Management and Others." Such information is incorporated herein by reference and made a part hereof.


                                   PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report and appear on the pages indicated. Those items preceded by *** are included in the Annual Report and are incorporated herein by reference:

(1)   Financial Statements:                                         Page in
                                                                    Annual
                                                                    Report

***   Independent Auditors' Report                                  35

***   Consolidated Statements of Condition as of
      December 31, 1995 and 1994                                    18

***   Consolidated Statements of Operations for the Years Ended
      December 31, 1995, 1994 and 1993                              19

***   Consolidated Statements of Changes in Shareholders'
      Equity for the Years Ended December 31, 1995, 1994 and 1993   20

***   Consolidated Statements of Cash Flow for the Years
      Ended December 31, 1995, 1994 and 1993                        21

***   Notes to Consolidated Financial Statements                    22-34

(2)   Financial Statement Schedules:

      All Schedules to the Consolidated Financial Statements required by
      Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)   Exhibits:

      Exhibit No.                    Description

       3.1        Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 33-23054) filed on July 8, 1988); Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit
                  3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

       3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 33-23054) filed on July 8, 1988)

       4 Instruments Defining Rights of Security Holders Included In Exhibits 3.1 and 3.2

      10.1* The Dime Savings Bank of Wallingford 1986 Stock Option and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 33-23054) filed on July 8, 1988)

      10.2* The Dime Savings Bank of Wallingford 1986 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (No. 33-23054) filed on July 8, 1988)

      10.3* The Dime Savings Bank of Wallingford 1986 Stock Option and Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4
                  (No. 33-23054) filed on July 8, 1988)

      10.4* The Dime Savings Bank of Wallingford 1986 Stock Option Plan for Outside Directors Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4
                  (No. 33-23054) filed on July 8, 1988)

      10.5* Non-Qualified Stock Option Agreement dated June 20, 1988 between Dime and William J. Farrell (Incorporated by reference to Exhibit 10.11 of the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1988)

      10.6* Non-Qualified Stock Option Agreement dated June 20, 1988 between Dime and M. Joseph Canavan (Incorporated by reference to Exhibit 10.12 of the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1988)

      13 1995 Annual Report to Shareholders. Except for those portions of the Annual Report which have been specifically incorporated by reference in this Form 10-K, such Annual Report shall not be deemed filed.

      21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-4 (No. 33-23054) filed on July 8, 1988)

      23          Consent of Independent Auditors

                  * Compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      A COPY OF ANY EXHIBIT LISTED ABOVE WILL BE PROVIDED BY THE COMPANY TO ANY SHAREHOLDER UPON THE WRITTEN REQUEST OF SUCH SHAREHOLDER AND UPON THE PAYMENT OF A REASONABLE FEE LIMITED TO THE COMPANY'S EXPENSES IN FURNISHING SUCH EXHIBIT. REQUESTS SHOULD BE ADDRESSED TO ELEANOR M. TOLLA, SECRETARY, DIME FINANCIAL CORPORATION, 95 BARNES ROAD, WALLINGFORD, CONNECTICUT 06492.

(b) The Company filed no reports on Form 8-K during the period from October 1, 1995 to December 31, 1995. A report on Form 8-K dated January 18, 1996, was filed by the registrant with the Securities and Exchange Commission on January 29, 1996 containing a disclosure under item 5 of such form.

(c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIME FINANCIAL CORPORATION


DATED:  March 28, 1996                 By  /s/  Richard H. Dionne
                                                Richard H. Dionne
                                                President and
                                                Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                     Title                      Date
-----------------------------------------------------------------------------


_________________________      Chairman of the Board of         __________
    Ralph D. Lukens            Directors



/s/  Richard H. Dionne         President, Chief Executive       3/28/96
     Richard H. Dionne         Officer and Director


/s/  Albert E. Fiacre, Jr.     Senior Vice President            3/27/96
     Albert E. Fiacre, Jr.     and Chief Financial Officer


/s/  Robert P. Simon           Vice President and Comptroller   3/27/96
     Robert P. Simon


/s/  Gary O. Olson             Director                         3/28/96
     Gary O. Olson


/s/  Fred A. Valenti           Director                         3/28/96
     Fred A. Valenti


/s/  Rosalind F. Gallagher     Director                         3/28/96
     Rosalind F. Gallagher


/s/  Robert Nicoletti          Director                         3/27/96
     Robert Nicoletti


/s/  M. Joseph Canavan         Director                         3/28/96
     M. Joseph Canavan


/s/  William J. Farrell        Director                         3/28/96
     William J. Farrell


_________________________      Director                         __________
Richard D. Stapleton


_________________________      Director                         __________
Theodore H. Horwitz




                         DIME FINANCIAL CORPORATION

                                  Exhibits
                                     to
                         Annual Report on Form 10-K
                    For the Year Ended December 31, 1995



                                EXHIBIT INDEX


Exhibit No.       Description                                    Page
-------------------------------------------------------------------------

    13            1995 Annual Report to Shareholders

    23            Consent of Independent Auditors