Form 10-Q
period 1996-03-31
DIME FINANCIAL CORP /CT/
filed 1996-05-15
CIK 841909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

( ) Transition  report  pursuant  to  section  13 or 15(d) of the  Securities
    Exchange Act of 1934 for the transition period from  ____________________ to
    ____________________.


                         Commission File Number 0-17494

                           DIME FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



           Connecticut                               06-1237470
(State or other jurisdiction of       (I.R.S.  Employer Identification No.)
 incorporation or organization)

       95 Barnes Road, Wallingford, Connecticut         06492
       (address of principal executive offices)       (zip code)

Registrant's telephone number, including area code:  (203) 269-8881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES     X         NO    ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1.00 par value; 5,023,985 shares were outstanding as of March 31, 1996.

The total number of pages in this report is 23
Exhibit Index is on page 19

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

Part I Financial Information                                      Page No.

   Item 1. Financial Statements

      Consolidated Statements of Condition
       March 31, 1996 and 1995 (unaudited)
       and December 31, 1995.                                         3.

      Consolidated Statements of Operations
       Three months ended March 31, 1996 and 1995 (unaudited)         3.

      Selected Financial Highlights                                   3.

      Consolidated Statement of Changes in Shareholders' Equity       4.

      Consolidated Statements of Cash Flows
       Three months ended March 31, 1996 and 1995 (unaudited)         5.

      Notes to Consolidated Financial Statements (unaudited)        6-9.

   Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                           10-16.

Part II   Other Information

   Item 6. Exhibits and Reports on Form 8-K                          17.

Signatures                                                           18.

Exhibit Index                                                        19.

Part I. - FINANCIAL INFORMATION

      Item 1. Financial Statements

The registrant incorporates herein by reference the following information from its Quarterly Report to Shareholders for the quarters ended March 31, 1996 and 1995, filed as Exhibit 20 hereto:

      Consolidated Statements of Condition

      Consolidated Statements of Operations

      Selected Financial Highlights


                     Dime Financial Corporation Subsidiary
           Consolidated Statement of Changes in Shareholders' Equity
                       Three Months Ended March 31, 1996

                                                                  Net Unrealized
                                                                  Gain on
                                         Additional    Retained   Available
                                Common   Paid-in       Earnings   for Sale         Treasury
(dollars in thousands)          Stock    Capital       (Deficit)  Securities       Stock      Total
- ---------------------------------------------------------------------------------------------------

Balance at December 31, 1995    $5,374   $51,117       ($2,166)   $241             ($2,898)    $51,688
  Net Income                                             2,859                                   2,859
  Options Exercised                  1        16                                                    17
  Dividends Paid                                          (351)                                   (351)
  Change in net unrealized
   gain on securities
   for sale                                                       (794)                           (794)
- ------------------------------------------------------------------------------------------------------
Balance at March 31, 1996       $5,375   $51,133        $  342   ($553)            ($2,898)    $53,399
======================================================================================================

Item 1 (cont'd)

                    DIME FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
             Three months ended March 31, 1996 and 1995 (unaudited)

(Dollars in thousands)                                1996           1995
- --------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                 $ 2,859        $ (791)
  Adjustments  to reconcile  net income (loss)
   to net cash provided by operating
   activities:
    Provision for loan losses                           700         3,500
    Depreciation and amortization                       271           377
    Amortization/Accretion investments, net             (75)          115
    Amortization of intangible assets                    88            87
    Amortization of net deferred loan fees               (9)          (47)
    Gain on investment securities                      (159)         (234)
    Gains on sale of other real estate owned           (255)         (140)
    Increase in accrued income receivable              (560)         (225)
    Decrease in other assets                          1,342         1,280
    Increase (decrease) in other liabilities            (49)          180
- -------------------------------------------------------------------------
      Net cash provided by operating activities       4,153         4,102
- -------------------------------------------------------------------------

Cash flows from investing activities:
  Available for sale investment securities:
    Proceeds from sale of investment securities       4,076           659
  Available for sale mortgage-backed securities:
    Mortgage-backed securities purchased            (54,190)           --
    Proceeds from principal payments                  2,544            --
    Proceeds from sale of mortgage-backed
     securities                                      25,057            --
  Held to maturity investment securities:
    Investment securities purchased                 (24,951)       (4,995)
    Proceeds from maturity of investment
     securities                                       8,000         2,000
  Net decrease in loans                              12,868         3,975
  Purchase of premises and equipment                   (291)          (59)
  Proceeds from sale of other real estate owned       1,195           498
- -------------------------------------------------------------------------
      Net cash provided (used) by investing
       activities                                   (25,692)        2,078
- -------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                11,371        (3,293)
  Payments of FHLBB advances                             --        (2,000)
  Proceeds from exercise of DFC stock options            17            --
  Payments of cash dividends                           (351)           --
- -------------------------------------------------------------------------
      Net cash provided (used) by financing
       activities                                    11,037        (5,293)
- -------------------------------------------------------------------------

Net (increase) decrease in cash and cash
 equivalents                                        (10,502)          887
Cash and cash equivalents at beginning of period     35,489        49,960
- -------------------------------------------------------------------------
Cash and cash equivalents at end of period          $24,987       $50,847
=========================================================================

Item 1 (cont'd)

                   DIME FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           March 31, 1996 (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Dime Financial Corporation's 1995 Annual Report and Proxy Statement dated March 8, 1996. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments, consisting of normal recurring accruals for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements. The results of operations of the interim period may not be indicative of results for the entire 1996 fiscal year.

2.  EARNINGS PER SHARE

The calculation of earnings per share is based on the weighted average number of common shares outstanding during the periods presented as follows:

(dollars in thousands, except share data)          Three Months Ended
                                                   3/31/96     3/31/95
- -----------------------------------------------------------------------

Net income (loss)                                   $2,859      $ (791)
=======================================================================

Weighted Average
Common Shares Outstanding                            5,023       4,994

Earnings (loss) per share                            $0.57      $(0.16)
=======================================================================

3.  INVESTMENT SECURITIES

The amortized cost, approximate market values, and maturity groupings of investment securities are as follows:

                                                       March 31, 1996           March 31, 1995
- ---------------------------------------------------------------------------------------------------
                                                     Amortized    Market      Amortized      Market
(Dollars in Thousands)                               Cost         Value       Cost           Value
- ---------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
U.S. treasury securities:
  Within 1 year                                      $ 4,011      $ 4,006        ----          ----
U.S. Government agency obligations:
  Within 1 year                                         ----         ----       3,994         3,990
Equity Securities                                         12           12          12            12
- ---------------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale       $ 4,023      $ 4,018     $ 4,006       $ 4,002
===================================================================================================

INVESTMENT SECURITIES HELD TO MATURITY:
U.S. treasury securities:
  Within 1 year                                         ----         ----     $14,496       $14,415
  After 1 but within 5 years                            ----         ----       4,141         4,043
  After 5 but within 10 years                          1,012        1,061       1,014         1,018
- ---------------------------------------------------------------------------------------------------
      Total U.S. treasury securities                   1,012        1,061      19,651        19,476
- ---------------------------------------------------------------------------------------------------
U.S. Government agency obligations and
 U.S Government-sponsored agency obligations:
  Within 1 year                                         ----         ----      18,000        17,978
  After 1 but within 5 years                          27,897       27,817       4,995         4,975
  After 5 but within 10 years                         35,952       35,309        ----          ----
  After 10 years                                        ----         ----          50            50
- ---------------------------------------------------------------------------------------------------
      Total U.S. Government agency obligations and
       U.S.Government-sponsored agency oblig.         63,849       63,126      23,045        23,003
- ---------------------------------------------------------------------------------------------------
Domestic obligations:
  Within 1 year                                         ----         ----       6,805         6,698
  After 1 but within 5 years                            ----         ----       4,248         4,155
  After 5 but within 10 years                           ----         ----         997         1,030
- ---------------------------------------------------------------------------------------------------
      Total domestic obligations                        ----         ----      12,050        11,883
- ---------------------------------------------------------------------------------------------------
Total Investment Securities Held to Maturity        $ 64,861     $ 64,187     $54,746       $54,362
===================================================================================================

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities:
  GNMA                                              $ 39,137     $ 38,826        ----          ----
  FNMA                                                 1,959        1,962        ----          ----
  FHLMC                                                  758          746        ----          ----
REMIC / CMO's                                         79,822       79,309        ----          ----
- ---------------------------------------------------------------------------------------------------
Total Mortgage-backed Sec. Available for Sale       $121,676     $120,843        ----          ----
===================================================================================================

                                                   March 31, 1996        March 31, 1995
- --------------------------------------------------------------------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
Gross unrealized losses                                 $  5                  $  4

INVESTMENT SECURITIES HELD TO MATURITY:
Gross unrealized gains                                  $103                  $ 37
Gross unrealized losses                                 $777                  $421

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                                  $ 98                  $ --
Gross unrealized losses                                 $931                  $ --

4.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                         Three Months Ended March 31,
- ---------------------------------------------------------------------
                                              1996           1995
- ---------------------------------------------------------------------
                                                (In Thousands)

Balance at January 1,                       $ 12,779       $  9,326
Provision for loan losses                        700          3,500
Charge-offs                                     (875)          (370)
Recoveries                                       600             21
- -------------------------------------------------------------------
Balance at March 31,                        $ 13,204       $ 12,477
===================================================================

Average loans                               $450,462       $509,234
Net quarterly charge-offs as a
 percentage of average loans                    0.06%          0.07%
Non-performing loans                        $  6,010       $  8,312
Allowance for loan losses as a
 percentage of non-performing loans           219.71%        150.11%

5.  NON-PERFORMING ASSETS

                                                    March 31,
- -------------------------------------------------------------------
                                               1996           1995
- -------------------------------------------------------------------
                                                  (In Thousands)

Mortgage loans on real estate                 $5,228        $ 6,716
Commercial loans                                 373          1,290
Consumer loans                                   409            306
- -------------------------------------------------------------------
      Total non-performing loans               6,010          8,312
Other real estate owned, net                     608          3,533
- -------------------------------------------------------------------
      Total non-performing assets             $6,618        $11,845
===================================================================

Non-performing loans as a percentage of
 total loans                                    1.36%          1.64%
Non-performing assets as a percentage of
 total assets                                    .99%          1.88%

6.  IMPAIRED LOANS

Impaired loans are commercial, commercial real estate, non-owner occupied residential mortgage loans, and individually significant owner-occupied residential mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Owner occupied residential mortgage and consumer loans which are not individually significant are measured for impairment collectively.

The definition of "impaired loans" is not the same as the definition of "non-accrual loans". Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status while not classifying the loan as impaired if it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan.

Factors considered by management in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and insignificant shortfalls are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, reasons for delay, the borrower's prior payment record, and the amount of the shortfall in relation to the total debt owed. The amount of impairment is generally determined by the difference between the fair value of underlying collateral securing the loan and the recorded amount of the loan.

Interest payments received from commercial type loans which have been classified as impaired are generally applied to the carrying value of such loans. Interest payments received from loans which are classified as impaired, other than commercial loans, are recognized on a cash basis.

At March 31, 1996 impaired loans totalled $4.4 million with a related allowance of $797,000 compared with impaired loans at March 31, 1995 of $6.9 million with a related allowance of $2.4 million.

7.  FHLBB ADVANCES

Federal Home Loan Bank of Boston advances consisted of the following:

                                                 March 31,
                                              1996       1995
           ---------------------------------------------------
                                               (In Thousands)

           7.07% due 1996                    33,000     33,000
           7.16% due 1997                    25,000     25,000
           ---------------------------------------------------
           Total FHLBB advances             $58,000    $58,000

Item 2:

                   DIME FINANCIAL CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dime Financial Corporation of Wallingford, Connecticut (the "Company"), organized in 1988, is the parent company of one wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime"). Consolidated assets as of March 31, 1996 were $671.4 million.

The Company provides a full range of banking services to individual and corporate customers through its subsidiary, The Dime Savings Bank of Wallingford, which operates eleven retail banking offices in New Haven County, Connecticut. Products offered include savings and checking products, mortgage loans, and consumer installment loans. Deposits are insured by the FDIC up to certain limits under the law.

FINANCIAL CONDITION

In the first quarter of 1996, the Company reported net income of $2.9 million or $0.57 per share compared to a net loss of $791,000, or $0.16 per share for the quarter ended March 31, 1995. The first quarter results were affected primarily by a lower provision to the allowance for loan losses and a reduction in operating expenses. The provision to the allowance for loan losses totalled $700,000 for the quarter ended March 31, 1996 compared with a provision in the first quarter of 1995 of $3.5 million. In addition, operating expenses decreased to $3.5 million for the quarter ended March 31, 1996 compared with $4.7 million in the first quarter of 1995, a reduction of 24%. The reduction in operating expenses was primarily noted in salaries and benefits, OREO operations and FDIC insurance.

Salaries and employee benefits decreased $524,000 or 23% and totalled $1.8 million for the quarter ended March 31, 1996 compared with $2.3 million for the first quarter of 1995. The net cost of OREO operations equalled a net gain of $154,000 for the quarter ended March 31, 1996 compared with a net cost during the first quarter of 1995 of $84,000. The cost of FDIC insurance decreased to $38,000 for the quarter ended March 31, 1996 compared with $378,000 for the first quarter of 1995.

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

At March 31, 1996, the Company's allowance for loan losses was $13.2 million or 219.71% of non-performing loans, 199.52% of non-performing assets, and 2.98% of total loans. At December 31, 1995, the allowance for loan losses was $12.8 million, or 166.36% of non-performing loans, 140.48% of non-performing assets, and 2.80% of total loans. At March 31, 1995, the allowance for loan losses was $12.5 million, or 150.11% of non-performing loans, 105.33% of non-performing assets, and 2.47% of total loans.

At March 31, 1996, non-performing loans, totalled $6.0 million, or 1.36% of total loans, compared with $7.7 million, or 1.68% of total loans at December 31, 1995, and compared with $8.3 million, or 1.64% of total loans at March 31, 1995. Other real estate owned totalled $608,000 at March 31, 1996, compared with $1.4 million at December 31, 1995 and $3.5 million at March 31, 1995. Total non-performing assets, were $6.6 million, or 0.99% of total assets at March 31, 1996, compared with $9.1 million or 1.38% of total assets at December 31, 1995, and compared with $11.8 million or 1.88% of total assets at March 31, 1995.

Total loans decreased by $13.3 million, or 2.91% from $456.4 million at December 31, 1995 to $443.2 million at March 31, 1996 and decreased $62.7 million or 12.40% from $505.9 million at March 31, 1995.

Deposits, including escrow deposits, increased $11.4 million from $543.3 million at December 31, 1995 to $554.7 million at March 31, 1996 and increased by $30.5 million from March 31, 1995.

ASSET QUALITY

In order to maintain asset quality, loan review procedures are in place to assess loan quality in addition to providing the Board and management with analysis to determine that the allowance for loan losses is sufficient given the risks inherent in the loan portfolio at a point in time. During the first quarter of 1996 the Company added $700,000 to the allowance for loan losses compared with a provision of $3.5 million in the first quarter of 1995. The increased provision in 1995 was primarily due to the Company's assessment, based on new information received concerning collateral values, that there was increased potential exposure in the performing residential loan portfolio.

In addition to non-performing assets, management has classified performing loans totalling $8.1 million at March 31, 1996 as substandard for internal purposes compared with $12.7 million at March 31, 1995 and compared with $10.5 million at December 31, 1995. These loans are still performing. Management does not have serious doubt as to their collectibility and believes that the amounts specifically allocated to these loans in the allowance for loan losses are adequate. Management had no performing loans classified as doubtful for internal purposes at March 31, 1996 and December 31, 1995, compared with performing residential loans classified as doubtful totalling $215,000 at March 31, 1995.

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

Management continues to closely monitor the loan portfolio and the foreclosed properties of its subsidiary and takes appropriate action when necessary. The table entitled "Allowance For Loan Losses," on page 8, indicates that at March 31, 1996 the balance in the allowance for loan losses represented 219.71% of non-performing loans and 2.98% of total loans. Management believes that the allowance for loan losses at March 31, 1996 is adequate, based on the quality of the loan portfolio at that date.

The net cost of operation of other real estate owned ("OREO") may include: gains or losses on the sale of OREO, writedowns of OREO, and expenses to operate and maintain OREO. The net cost of operation of OREO equalled a net gain of $154,000 for the first quarter of 1996 compared with a net cost of $84,000 for the first quarter of 1995. The reduction in costs during 1996 was primarily due to gains realized on the sales of OREO coupled with reduced levels of OREO.

LIQUIDITY, SOURCES AND USES OF FUNDS, AND CAPITAL RESOURCES

Liquidity involves the ability to meet cash flow requirements of depositors wanting to withdraw funds or of borrowers needing assurance that sufficient funds will be available to meet their credit needs. Cash on hand, demand deposits at other financial institutions, interest-bearing deposits with an original maturity of three months or less, and Federal funds sold are the principal sources of liquidity. Cash and cash equivalents amounted to $25.0 million at March 31, 1996, as compared to $50.8 million at March 31, 1995. Cash and cash equivalents represented 3.72% of total assets at March 31, 1996 as compared to 8.05% of total assets at March 31, 1995. The Company believes that its liquidity is sufficient to meet currently known demands and commitments.

The primary objective of asset/liability management is to maximize net interest income while ensuring adequate liquidity, monitoring proper credit risk and maintaining an appropriate balance between interest rate sensitive assets and interest rate sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's loan and deposit customers. Interest rate sensitivity management seeks to minimize fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

The Company has an asset / liability committee ("ALCO") which meets weekly to discuss loan and deposit pricing and trends, current liquidity and interest rate risk positions, interest rate and economic trends and other relevant information. To aid in the measurement of interest rate risk, the Company utilizes an asset / liability model which, given many key assumptions, projects estimated results within the constraints of those assumptions. The model is also used to estimate movement within the balance sheet, given certain scenarios, and to measure the effects of that movement on net interest income.

Principal sources of funds include cash receipts from deposits, loan principal and interest payments, earnings on investments, and proceeds from amortizing and maturing investments. The current principal uses of funds include disbursements to fund investment purchases, loan originations, payments of interest on deposits, and payments to meet the operating expenses of the Company. During the first three months of 1996, deposits increased by $11.4 million from $543.3 million at December 31, 1995 to $554.7 million at March 31, 1996. The Company may rely on borrowings from the Federal Home Loan Bank of Boston ("FHLBB") if deposits do not keep pace with the demand for quality loans. At March 31, 1996, FHLBB borrowings remained unchanged from December 31, 1995 and March 31, 1995 at $58.0 million. The Company currently has no plans to increase the level of borrowings.

The Company's primary source of funds is in the form of dividends received from its subsidiary bank, Dime. Therefore, the liquidity and the capital resources of the Company are largely dependent upon the liquidity, profitability, and capital position of its subsidiary, and the ability of the subsidiary to declare and pay dividends under applicable laws and regulatory authorities. The Company must comply with the capital ratio requirements set by the Board of Governors of the Federal Reserve while Dime must comply with the capital ratio requirements set by the FDIC. At March 31, 1996 the Tier 1 leverage capital ratio of Dime was 7.71%.

On January 18, 1996. the Board of Directors declared, after consent of the appropriate regulatory authorities, the resumption of the quarterly dividend with an initial payment of $0.07 per share paid on February 22, 1996. Dividend payments had been suspended by the Board in June of 1991.

The following table presents the Company's risk-based and leverage capital ratios:

                                                     March 31,
                                      Required    1996      1995
      -----------------------------------------------------------

      Tier I risk-based capital          4.0%    16.01%    11.65%
      Total risk-based capital           8.0%    17.30%    12.92%
      Leverage capital                   4.0%     7.72%     6.58%

COMPARATIVE ANALYSIS

The following table sets forth the dollar increases (decreases) in the components of the Company's consolidated statements of operations during the periods indicated and is followed by management's discussion of the various changes.

                                              Three months ended
                                                March 31, 1996
                                                  compared to
                                                March 31, 1995
      ----------------------------------------------------------

      Interest income                                $1,114
      Interest expense                                1,303
      -----------------------------------------------------
      Net interest income                              (189)
      Provision for loan losses                      (2,800)
      Investment securities gains, net                  (75)
      Other operating income                            (46)
      Other operating expenses                       (1,141)
      -----------------------------------------------------
      Income before income taxes                      3,631
      Income tax expense                                (19)
      -----------------------------------------------------
      Net income                                     $3,650
      =====================================================

                        Quarter Ended March 31, 1996
                                 Compared to
                        Quarter Ended March 31, 1995

General. Net income for the quarter ended March 31, 1996, was $2.9 million or $0.57 per share, compared to a net loss of $791,000, or $0.16 per share for the same period in 1995. The change in net income was influenced primarily by a decrease in the provision for loan losses for the first quarter ended March 31, 1996 to $700,000 versus a provision of $3.5 million for the first three months of 1995.

Interest Income. Interest income for the quarter ended March 31, 1996 totalled $12.6 million representing an average yield on interest earning assets of 7.79%. Interest income for the quarter ended March 31, 1995 totalled $11.5 million and represented an average yield on interest earning assets of 7.59%.

Interest Expense. Interest expense totalled $6.2 million for the quarter ended March 31, 1996 representing an average cost of funds of 4.38%. Total interest expense for the quarter ended March 31, 1995 was $4.9 million representing an average cost of funds of 3.65%.

Net Interest Income. Net interest income totalled $6.4 million for the quarter ended March 31, 1996 compared with $6.6 million for the quarter ended March 31, 1995. The net interest rate spread for the quarter ended March 31, 1996 was 3.41% down from the prior year quarter of 3.94%. The net interest margin was 3.95% for the first quarter of 1996 compared with a net interest margin of 4.32% for the first quarter of 1995. The following table summarizes the yields on interest earning assets and costs of interest bearing liabilities for the periods presented:

                      Comparative Interest Spread Table

For the quarters ended:
                                               3/31/96          3/31/95
- -----------------------------------------------------------------------

Interest Earning Assets:

Loans                                           8.44%            7.90%
Investment Securities                           6.37%            5.45%
Federal Funds Sold                              5.27%            5.78%

Yield on Interest Earning Assets                7.79%            7.59%

Interest Bearing Liabilities:

Deposits                                        4.05%            3.22%
Borrowings                                      7.11%            7.11%

Cost of Interest Bearing Liabilities            4.38%            3.65%

Net Interest Spread                             3.41%            3.94%

Net Interest Margin                             3.95%            4.32%

Provision for Loan Losses. The provision for loan losses for the quarter ended March 31, 1996 totalled $700,000 compared with a provision of $3.5 million for the first quarter of 1995. The decrease in the loan loss provision for the first quarter compared with the prior year is primarily due to new information regarding collateral valuation in the first quarter of 1995 with regard to the increased risk associated with one to four family residential mortgage loans.

Investment Securities Gains (Losses), Net. The Company recorded $159,000 net investment security gains during the first quarter of 1996. This compares to $234,000 net investment security gains during the first quarter March 31, 1995.

Other Operating Income. Other operating income totalled $506,000 for the first quarter of 1996 compared with $552,000 in the first quarter of 1995. The following table summarizes the categories of other operating income:


OTHER OPERATING INCOME:                              March 31,
   (Dollars in thousands)                         1996       1995
- -----------------------------------------------------------------

Deposit account fees                              $392       $392

Customer service fees                               32         34

Fees from savings bank life insurance sales         65         58

Loan and loan servicing fees                        12         18

Other fees                                           5         50
- -----------------------------------------------------------------

Total Other Operating Income                      $506       $552
=================================================================

Other Operating Expenses. Total operating expenses were $3.5 million for the first quarter of 1996 compared with total operating expenses of $4.7 million for the first quarter of 1995. The reduction in 1996 is primarily reflective of decreases in salaries and benefits, OREO operations, and FDIC insurance costs. Salaries and benefits totalled $1.8 million for the first quarter of 1996 compared with $2.3 million for the first quarter of 1995. The cost of OREO operations for the first quarter of 1996 equalled a net gain of $154,000 versus a net cost of $84,000 for the first quarter of 1995. FDIC insurance costs were $38,000 for the quarter ended March 31, 1996 compared with $378,000 for the first quarter of 1995.

Net Income. The factors discussed above resulted in net income of $2.9 million or $0.57 per share for the first quarter ended March 31, 1996 compared with a net loss of $791,000 or $0.16 per share for the first quarter ended March 31, 1995.

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

      a. The following exhibits are included in this report:

   Exhibit No.                      Description

      11.        Statement of Computation of Per Share Earnings

                 Incorporated by reference to note 2 to Consolidated Financial Statements for the quarters ended March 31, 1996 and 1995. (See pages 5-8 for notes to Consolidated Financial Statements.)


      20. Report furnished to the Company's shareholders for the quarter ended March 31, 1996.

      b. A report on Form 8-K dated January 18, 1996, was filed by the registrant with the Securities and Exchange commission on January 29, 1996 containing a disclosure under item 5 of such form.

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIME FINANCIAL CORPORATION


Date:  May 13, 1996                 /s/ Richard H. Dionne
                                    Richard H. Dionne
                                    President & Chief Executive Officer

Date:  May 13, 1996                 /s/ Albert E. Fiacre, Jr.
                                    Albert E. Fiacre, Jr.
                                    Senior Vice President and Chief Financial
                                     Officer

Date:  May 13, 1996                 /s/ Robert P. Simon
                                    Robert P. Simon
                                    Vice President & Comptroller

                                EXHIBIT INDEX

Exhibit No.                     Description                     Page

   11.       Statement of Computation of Per Share Earnings

             Incorporated by reference to note 2 to Consolidated Financial Statements for the quarters ended March 31, 1996 and 1995. (See pages 6-9 for Notes to Consolidated Financial Statements.)

   20. Report furnished to the Company's shareholders for the quarter ended March 31, 1996.