Form 10-Q
period 1996-06-30
DIME FINANCIAL CORP /CT/
filed 1996-08-08
CIK 841909

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

(   ) Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____________________ to
____________________.

                       Commission File Number 0-17494

                         DIME FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

          Connecticut                                06-1237470
- ----------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S.  Employer Identification No.)
 incorporation or organization)

95 Barnes Road, Wallingford, Connecticut                      06492
- ----------------------------------------------------------------------------
(address of principal executive offices)                   (zip code)

Registrant's telephone number, including area code:  (203) 269-8881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES     X         NO
                                 -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1.00 par value; 5,101,601 shares were outstanding as of June 30, 1996.

The total number of pages in this report is 27
Exhibit Index is on page 23

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX

Part I   Financial Information                                      Page No.

  Item 1.  Financial Statements

           Consolidated Statements of Condition
             June 30, 1996 and 1995 (unaudited)
             and December 31, 1995.                                    3.

           Consolidated Statements of Operations
             Three months ended June 30, 1996 and 1995 (unaudited)
             and six months ended June 30, 1996 and 1995 (unaudited)   3.

           Selected Financial Highlights                               3.

           Consolidated Statement of Changes in Shareholders' Equity   4.

           Consolidated Statements of Cash Flows
             Six months ended June 30, 1996 and 1995 (unaudited)       5.

             Notes to Consolidated Financial Statements (unaudited)    6-10.

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11-19.

Part II  Other Information

  Item 4.  Submission of Matters to a vote of Security Holders         20.
  Item 6.  Exhibits and Reports on Form 8-K                            21.

Signatures                                                             22.

Exhibit Index                                                          23.

Part I. - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  The registrant incorporates herein by reference the following information from its Quarterly Report to Shareholders for the quarters ended June 30, 1996 and 1995, filed as Exhibit 20 hereto:

      Consolidated Statements of Condition

      Consolidated Statements of Operations

      Selected Financial Highlights

                  Dime Financial Corporation and Subisdiary
          Consolidated Statement of Changes in Shareholders' Equity
                       Six Months Ended June 30, 1996

                                                                     Net Unrealized
                                                                        Gain on
                                              Additional  Retained     Available
                                     Common     Paid-in   Earnings      for Sale     Treasury
(dollars in thousands)                Stock     Capital   (Deficit)    Securities      Stock   Total
- ------------------------------------------------------------------------------------------------------

Balance at December 31, 1995         $5,374   $51,117     ($2,166)      $  241       ($2,898)  $51,668
  Net Income                                                5,899                                5,899
  Options Exercised                      79       808                                              887
  Dividends Paid                                             (699)                                (699)
  Change in net unrealized gain
   on securities available for sale                                     (1,225)                 (1,225)
                                     -----------------------------------------------------------------
Balance at June 30, 1996             $5,453   $51,925      $3,034       $ (984)      ($2,898)  $56,530
                                     =================================================================

Item 1 (cont'd)
                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
             Six months ended June 30, 1996 and 1995 (unaudited)


    (Dollars in thousands)                                     1996       1995
                                                               ----       ----

Cash flows from operating activities:
  Net income (loss)                                          $ 5,899    $ 1,245
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for loan losses                                1,300      5,300
      Depreciation and amortization                              509        736
      Amortization/Accretion investments, net                   (228)       183
      Amortization of intangible assets                          175        175
      Amortization of net deferred loan fees                     (34)       (79)
      Gain on investment securities                             (171)      (234)
      Deferred income tax benefit                                 --     (2,000)
      Gains on sale of other real estate owned                  (475)      (742)
      Increase in accrued income receivable                     (388)      (291)
      Decrease in other assets                                 1,377      1,273
      Increase (decrease) in other liabilities                  (274)     1,141
                                                             -------    -------
          Net cash provided by operating activities            7,690      6,707
                                                             -------    -------

    Cash flows from investing activities:
      Available for sale investment securities:
        Proceeds from sale of investment securities            4,076        659
        Investment securities purchased                      (14,577)        --
        Proceeds from principal payments                         597         --
      Held to maturity investment securities:
        Investment securities purchased                      (49,281)   (28,849)
        Proceeds from maturity of investment securities       19,000     28,000
      Available for sale mortgage-backed securities:
        Mortgage-backed securities purchased                 (80,346)    (5,728)
        Proceeds from principal payments                       6,020         86
        Proceeds from sale of mortgage-backed securities      39,409         --
      Held to maturity mortgage-backed securities:
        Mortgage-backed securities purchased                      --    (37,424)
        Proceeds from principal payments                          --        263
      Net decrease in loans                                   32,377     16,297
      Proceeds from sale of loans                                733         --
      Purchase of premises and equipment                        (140)       (76)
      Proceeds from sale of bank -owned buildings                245         --
      Proceeds from sale of other real estate owned            1,520      1,918
                                                             -------    -------
          Net cash used by investing activities              (40,367)   (24,854)
                                                             -------    -------

      Cash flows from financing activities:
        Net increase in deposits                              26,051      1,223
        Payments of FHLBB advances                                --     (2,000)
        Proceeds from exercise of DFC stock options              812         92
        Payments of cash dividends                              (705)        --
                                                             -------    -------
          Net cash provided (used) by financing activities    26,158       (685)
                                                             -------    -------

Net decrease in cash and cash equivalents                     (6,519)   (18,832)
Cash and cash equivalents at beginning of period              35,489     49,960
                                                             -------    -------
Cash and cash equivalents at end of period                   $28,970    $31,128
                                                             =======    =======

Item 1 (cont'd)
                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                          June 30, 1996 (unaudited)

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

2.  EARNINGS PER SHARE

The calculation of earnings per share is based on the weighted average number of common shares outstanding during the periods presented as follows:


(dollars in thousands, except share data)   Three Months Ended  Six Months Ended
                                             6/30/96   6/30/95  6/30/96  6/30/95
                                             -----------------------------------

Net income                                   $3,040     $2,036   $5,899   $1,245
================================================================================


Weighted Average
Common Shares Outstanding                     5,059      4,998    5,041    4,996


Earnings per share                            $0.60      $0.41    $1.17    $0.25
================================================================================



3. INVESTMENT SECURITIES

The amortized cost, approximate market values, and maturity groupings of investment securities are as follows:


                                                     June 30, 1996        June 30, 1995
                                                   ---------------------------------------
                                                   Amortized  Market    Amortized  Market
(Dollars in Thousands)                                Cost    Value     Cost       Value
- ------------------------------------------------------------------------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
U.S. government agency obligations:
  After 5 but within 10 years                          ----       ----    3,997      3,995
Asset-backed securities
  After 10 years                                     13,991     14,041     ----       ----
Domestic obligations:
  Within 1 year                                        ----       ----    4,037      3,996
Equity securities                                        12         12       12         12
- ------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale     $ 14,003   $ 14,053  $ 8,046    $ 8,003
==========================================================================================

INVESTMENT SECURITIES HELD TO MATURITY:
U.S. treasury securities:
  Within 1 year                                        ----       ----  $11,604    $11,523
  After 1 but within 5 years                          2,428      2,425     ----       ----
  After 5 but within 10 years                         1,011      1,044    1,014      1,073
- ------------------------------------------------------------------------------------------
    Total U.S. treasury securities                    3,439      3,469   12,618     12,596
- ------------------------------------------------------------------------------------------
U.S. government agency obligations and
 U.S government-sponsored agency obligations:
  After 1 but within 5 years                         39,821     39,557   28,857     28,958
  After 5 but within 10 years                        38,952     37,793     ----       ----
- ------------------------------------------------------------------------------------------
    Total U.S. government agency obligations and
     U.S.government-sponsored agency oblig.          78,773     77,350   28,857     28,958
- ------------------------------------------------------------------------------------------
Domestic obligations:
  Within 1 year                                        ----       ----    5,930      5,863
  After 5 but within 10 years                          ----       ----      998      1,109
- ------------------------------------------------------------------------------------------
    Total domestic obligations                         ----       ----    6,928      6,972
- ------------------------------------------------------------------------------------------
Total Investment Securities Held to Maturity       $ 82,212   $ 80,819  $48,403    $48,526
==========================================================================================

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities:
  GNMA                                             $ 50,176   $ 49,755  $ 5,645    $ 5,707
  FNMA                                                3,051      3,020     ----       ----
  FHLMC                                                 753        747     ----       ----
REMIC / CMO's                                        76,168     75,085     ----       ----
- ------------------------------------------------------------------------------------------

Total Mortgage-backed Sec. Available for Sale      $130,148   $128,607  $ 5,645    $ 5,707
==========================================================================================

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
Mortgage-backed securities:
  GNMA                                                 ----       ----  $12,713    $12,703
  FNMA                                                 ----       ----    1,253      1,239
  FHLMC                                                ----       ----       48         48
REMIC / CMO's                                          ----       ----   23,232     23,226
- ------------------------------------------------------------------------------------------
Total Mortgage-backed Sec. Held to Maturity            ----       ----  $37,246    $37,216
==========================================================================================



                                                 June 30, 1996   June 30, 1995
                                                 -------------   -------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                              $   79           $ --
Gross unrealized losses                             $   29           $ 43

INVESTMENT SECURITIES HELD TO MATURITY:
Gross unrealized gains                              $   93           $278
Gross unrealized losses                             $1,486           $155

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                              $   70           $ 62
Gross unrealized losses                             $1,611           $ --

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
Gross unrealized gains                              $   --           $ 67
Gross unrealized losses                             $   --           $ 97


4.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                      1996           1995
                                                    -------------------------
                                                         (In Thousands)

Balance at January 1,                               $ 12,779       $  9,326
Provision for loan losses                              1,300          5,300
Charge-offs                                           (1,396)        (1,330)
Recoveries                                             1,202            181
- ---------------------------------------------------------------------------
Balance at June 30,                                 $ 13,885       $ 13,477
===========================================================================

Average loans                                       $441,584       $504,961
Net charge-offs as a percentage of average loans        0.04%          0.26%
Non-performing loans                                $  5,741       $ 11,323
Allowance for loan losses as a percentage of
 non-performing loans                                 241.85%        119.01%


5.  NON-PERFORMING ASSETS

                                                           June 30,
                                                           --------
                                                        1996     1995
                                                        -------------
                                                        (In Thousands)

Mortgage loans on real estate                          $5,187   $ 9,730
Commercial loans                                          307     1,040
Consumer loans                                            247       553
                                                       ----------------
    Total non-performing loans                          5,741    11,323
Other real estate owned, net                              612     3,455
                                                       ----------------
    Total non-performing assets                        $6,354   $14,778
                                                       ================


Non-performing loans as a percentage of total loans      1.36%     2.30%
Non-performing assets as a percentage of total assets    0.92%     2.31%


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

The definition of "impaired loans" is not the same as the definition of "non-accrual loans". Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company does not accrue income on loans that are past due 90 days or more except in the case of education loans which are guaranteed. Education loans which were 90 days or more past due at June 30, 1996 and in accrual status totalled $69,000. The Company may choose to place a loan on nonaccrual status while not classifying the loan as impaired if it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan.

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

Interest payments received from commercial mortgage loans, commercial business loans, and non-owner occupied residential investment mortgage loans which have been classified as impaired are generally applied to the carrying value of such loans. Interest payments received from loans which are classified as impaired, other than commercial loans, are generally recognized on a cash basis.

At June 30, 1996 impaired loans totalled $4.3 million with a related allowance of $730,000 compared with impaired loans at June 30, 1995 of $5.3 million with a related allowance of $1.3 million.

7. FHLBB ADVANCES

      Federal Home Loan Bank of Boston advances consisted of the following:


                                  June 30,
                               1996      1995
                               --------------
                               (In Thousands)

      7.07% due 1996              --    33,000
      7.16% due 1997          25,000    25,000
      6.05% due 1998          15,000        --
      6.29% due 1999          10,000        --
      6.51% due 2000           8,000        --
      ----------------------------------------
      Total FHLBB advances   $58,000   $58,000
      ========================================


Item 2:
                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dime Financial Corporation of Wallingford, Connecticut (the "Company"), organized in 1988, is the parent company of one wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime"). Consolidated assets as of June 30, 1996 were $689.0 million.

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

FINANCIAL CONDITION

The Company's earnings primarily depend upon the difference between the interest and dividend income earned on loans and investments and the interest expense paid on deposits and borrowed rate earned on loans and investments and the average interest rate paid on deposits and borrowings ("net spread") is affected by economic factors influencing general interest rates, loan demand, the level of non-performing loans, and savings flows as well as the effects of competition for loans and deposits. Net income is also affected by gains and losses on investment securities transactions and other operating income such as service charges and fees offset by additions to the provision for loan losses, other operating expenses and income tax expense.

In the second quarter of 1996, the Company reported net income of $3.0 million or $0.60 per share compared with net income of $2.0 million or $0.41 per share for the quarter ended June 30, 1995. Net income for the six month period ended June 30, 1996 totalled $5.9 million or $1.17 per share compared with net income of $1.2 million or $0.25 per share for the six month period ended June 30, 1995. The second quarter and six month results were affected primarily by a lower provision to the allowance for loan losses, an improvement in net interest income and a reduction in operating expenses, partially offset by a reduction in an income tax benefit.

The provision to the allowance for loan losses totalled $600,000 for the quarter ended June 30, 1996 compared with a provision in the second quarter of 1995 of $1.8 million. The provision to the allowance for loan losses for the six months ended June 30, 1996 totalled $1.3 million compared with $5.3 million for the year earlier period.

Net interest income totalled $6.9 million for the quarter ended June 30, 1996 representing a net interest rate spread of 3.61% and a net interest margin of 4.15% compared with net interest income of $6.4 million for the quarter ended June 30, 1995 which represented a net interest rate spread of 3.67% and a net interest margin of 4.12%. Net interest income for the six month period ended June 30, 1996 totalled $13.3 million representing a net interest rate spread of 3.51% and a net interest margin of 4.05% compared with net interest income of $13.0 million for the six months ended June 30, 1995 which represented a net interest rate spread of 3.80% and a net interest margin of 4.22%.

Net interest income for the second quarter of 1996 was favorably affected by the recovery of $637,000 of interest income from the payoff of a large commercial mortgage which had been restructured several years ago. These interest payments had been recorded, in prior years, as reductions of principal.

Operating expenses totalled $3.8 million for the quarter ended June 30, 1996 compared with $5.0 million in the second quarter of 1995, a reduction of 25%. Total operating expenses for the six month period ended June 30, 1996 were $7.3 million compared with $9.7 million for the six month period ended June 30, 1995, representing a decrease of $2.4 million or 25%. The decline in operating expenses was primarily the result of a restructure program, first implemented during the second quarter of 1995, which has significantly reduced the Company's workforce. In addition, non-recurring charges of $536,000 were recorded during the second quarter of 1996 mostly representing losses from the sale of two bank-owned properties as well as severance charges from staff reductions.

Salaries and employee benefits decreased $344,000 or 17% and totalled $1.6 million for the quarter ended June 30, 1996 compared with $2.0 million for the second quarter of 1995. Salaries and employee benefits for the six month period ended June 30, 1996 totalled $3.4 million compared with $4.3 million for the first six months of 1995. The cost of FDIC insurance decreased to $40,000 for the quarter ended June 30, 1996 compared with $378,000 for the second quarter of 1995, representing a reduction of $338,000 or 89%. The cost of FDIC insurance for the six month period ended June 30, 1996 totalled $78,000 compared with $756,000 for the six month period ended June 30, 1995, representing a decrease of $678,000 or 90%. The drop in the cost of FDIC insurance was caused primarily by a general reduction in the assessment rate charged and an improvement in the risk rating of DFC's sole subsidiary, The Dime Savings Bank of Wallingford.

During 1996, the Company provided for only minimal income taxes as the result of tax loss carry-forwards available to offset regular Federal and State income taxes. In the second quarter of 1995, the company recognized $2.0 million of a deferred tax benefit as the result of improved earnings projections. No deferred tax benefit was recognized during the first months of 1996.

Management remains concerned by the national economy in general and the local economy, in particular. The local real estate market continues its lackluster trend. The national economic expansion over the past 5 years has been relatively weak in terms of the average growth rate of GDP and has generally by-passed Connecticut, where the recession continued longer and meaningful recovery has not been experienced. The local economic situation coupled with continued potential collateral exposure on non-delinquent loans and a higher than normal, but stable level of delinquency, suggests continued augmentation of reserves may be necessary.

At June 30, 1996, the Company's allowance for loan losses was $13.9 million or 241.85% of non-performing loans, 218.54% of non-performing assets, and 3.28% of total loans. At December 31, 1995, the allowance for loan losses was $12.8 million, or 166.36% of non-performing loans, 140.48% of non-performing assets, and 2.80% of total loans. At June 30, 1995, the allowance for loan losses was $13.5 million, or 119.01% of non-performing loans, 91.19% of non-performing assets, and 2.74% of total loans.

At June 30, 1996, non-performing loans, totalled $5.7 million, or 1.36% of total loans, compared with $7.7 million, or 1.68% of total loans at December 31, 1995, and compared with $11.3 million, or 2.30% of total loans at June 30, 1995. Other real estate owned totalled $612,000 at June 30, 1996, compared with $1.4 million at December 31, 1995 and $3.5 million at June 30, 1995. Total non-performing assets, were $6.4 million, or 0.92% of total assets at June 30, 1996, compared with $9.1 million or 1.38% of total assets at December 31, 1995, and compared with $14.8 million or 2.31% of total assets at June 30, 1995.

Total loans decreased by $33.5 million, or 7.33% from $456.4 million at December 31, 1995 to $423.0 million at June 30, 1996 and decreased $69.1 million or 14.04% from $492.1 million at June 30, 1995.

Deposits, including escrow deposits, increased $26.1 million from $543.3 million at December 31, 1995 to $569.4 million at June 30, 1996 and increased by $40.8 million from June 30, 1995.

ASSET QUALITY

Loan review procedures exist to assess loan quality in addition to providing the Board and management with analysis to determine that the allowance for loan losses is sufficient given the risks inherent in the loan portfolio at a point in time. During the second quarter of 1996 the Company added $600,000 to the allowance for loan losses compared with a provision of $1.8 million in the second quarter of 1995. The provision to the allowance for loan losses for the six months ended June 30, 1996 totalled $1.3 million compared with $5.3 million for the year earlier period.

Management has classified performing loans totalling $1.2 million at June 30, 1996 as substandard for internal purposes compared with $9.0 million at June 30, 1995 and compared with $10.5 million at December 31, 1995. These loans are still performing and management does not have serious doubt as to their collectibility.

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

Management continues to closely monitor the loan portfolio and the foreclosed properties of its subsidiary and to take appropriate action when necessary. The table entitled "Allowance For Loan Losses," on page 8, indicates that at June 30, 1996 the balance in the allowance for loan losses represented 241.85% of non-performing loans and 3.28% of total loans. Management believes that the allowance for loan losses at June 30, 1996 is adequate, based on the quality of the loan portfolio at that date.

The net cost of operation of other real estate owned ("OREO") may include: gains or losses on the sale of OREO, writedowns of OREO, and expenses to operate and maintain OREO. The net cost of operation of OREO equalled a net gain of $136,000 for the second quarter of 1996 compared with a net gain of $260,000 for the second quarter of 1995. For the six months ended June 30, 1996 the net cost of operation of OREO equalled a net gain of $290,000 compared with a net gain of $176,000 for the same period in 1995. The reduction in costs during 1996 was primarily due to gains realized on the sales of OREO coupled with reduced levels of OREO.

LIQUIDITY AND ASSET / LIABILITY MANAGEMENT

The primary objective of asset / liability management is to maximize net interest income while ensuring adequate liquidity, monitoring proper credit risk and maintaining an appropriate balance between interest rate sensitive assets and interest rate sensitive liabilities. Interest rate sensitivity management seeks to minimize fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of the Company's loan and deposit customers.

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

Cash on hand, deposits at other financial institutions, interest-bearing deposits with an original maturity of three months or less, and Federal funds sold are the principal sources of liquidity. Cash and cash equivalents amounted to $29.0 million at June 30, 1996, as compared to $31.1 million at June 30, 1995. Cash and cash equivalents represented 4.20% of total assets at June 30, 1996 as compared to 4.87% of total assets at June 30, 1995. The Company believes that its liquidity is sufficient to meet currently known demands and commitments.

Principal sources of funds include cash receipts from deposits, loan principal and interest payments, earnings on investments, and proceeds from amortizing and maturing investments. The current principal uses of funds include disbursements to fund investment purchases, loan originations, payments of interest on deposits, and payments to meet the operating expenses of the Company. During the first six months of 1996, deposits increased by $26.1 million from $543.3 million at December 31, 1995 to $569.4 million at June 30, 1996. The Company may rely on borrowings from the Federal Home Loan Bank of Boston ("FHLBB") if deposits do not keep pace with the demand for quality loans. During the second quarter of 1996 a single borrowing of $33.0 million at 7.07% matured and was renewed in three advances with maturities of 2 to 4 years at rates of 6.05% to 6.51%. At June 30, 1996, FHLBB borrowings totalled $58.0 million, unchanged from December 31, 1995 and June 30, 1995. No increase in the level of borrowings outstanding is anticipated. Please see page 10 under the caption "FHLBB ADVANCES" for a schedule of borrowings.

The Company's primary source of funds is in the form of dividends received from its subsidiary, Dime. Therefore, the liquidity and the capital resources of the Company are largely dependent upon the liquidity, profitability, and capital position of its subsidiary, and the ability of the subsidiary to declare and pay dividends under applicable laws and regulatory authorities.
The Company must comply with the capital ratio requirements set by the Board of Governors of the Federal Reserve while Dime must comply with the capital ratio requirements set by the FDIC. At June 30, 1996 the Tier 1 leverage capital ratio of Dime was 8.02%.

On July 17, 1996. the Board of Directors voted to increase the regular quarterly dividend payment to $0.08 per share payable on August 23, 1996. The previous quarterly dividend payment was $0.07 per share.

The following table presents the Company's risk-based and leverage capital ratios:

                                                 June 30,
                                  Required    1996     1995
                                  --------    ----     ----

      Tier I risk-based capital     4.0%     16.94%   12.41%
      Total risk-based capital      8.0%     18.22%   13.69%
      Leverage capital              4.0%      8.05%    6.86%


COMPARATIVE ANALYSIS

The following table sets forth the dollar increases (decreases) in the components of the Company's consolidated statements of operations during the periods indicated and is followed by management's discussion of the various changes.


                                  Three months ended   Six months ended
                                    June 30, 1996        June 30, 1996
                                     compared to          compared to
                                    June 30, 1995        June 30, 1995
                                  ------------------   ----------------

Interest income                         $1,293               $2,407
Interest expense                           739                2,042
                                        ------               ------
Net interest income                        554                  365
Provision for loan losses               (1,200)              (4,000)
Investment securities gains, net            12                  (63)
Other operating income                     (21)                 (67)
Other operating expenses                (1,244)              (2,385)
                                        ------               ------
Income before income taxes               2,989                6,620
Income tax expense                       1,985                1,966
                                        ------               ------
Net income                              $1,004               $4,654
                                        ======               ======


                 Quarter and Six Months Ended June 30, 1996
                                 Compared to
                 Quarter and Six Months Ended June 30, 1995

General. Net income for the quarter ended June 30, 1996, was $3.0 million or $0.60 per share, compared to net income of $2.0 million or $0.41 per share for the same period in 1995. Net income for the six months ended June 30, 1996 totalled $5.9 million or $1.17 per share compared with net income of $1.2 million or $0.25 per share for the first six months of 1995. The change in net income was influenced primarily by a decrease in the provision for loan losses, an increase in net interest income and a decrease in operating expenses.

Interest Income. Interest income for the quarter ended June 30, 1996 totalled $13.1 million representing an average yield on interest earning assets of 7.89% and totalled $25.7 million for the six months ended June 30, 1996 representing an average yield on interest earning assets of 7.84%. Interest income for the quarter ended June 30, 1995 totalled $11.8 million and represented an average yield on interest earning assets of 7.67% and totalled $23.3 million for the six months ended June 30, 1995 and represented an average yield on interest earning assets of 7.63%. Interest income for the quarter and six months ended June 30, 1996 was favorably affected by the recovery of $637,000 of interest income from the payoff of a large commercial mortgage that had been restructured. These interest payments had previously been recorded as reductions of principal.

Interest Expense. Interest expense totalled $6.2 million for the quarter ended June 30, 1996 representing an average cost of funds of 4.28% and totalled $12.4 million for the six months ended June 30, 1996 representing an average cost of funds of 4.33%. Total interest expense for the quarter ended June 30, 1995 was $5.4 million which represented an average cost of funds of 4.00% and totalled $10.3 million for the first six months of 1995 which represented an average cost of funds of 3.83%.

Net Interest Income. Net interest income totalled $6.9 million for the quarter ended June 30, 1996 compared with $6.4 million for the quarter ended June 30, 1995. Net interest income totalled $13.3 million for the first half of 1996 compared with $13.0 million for the first six months of 1995. The net interest rate spread for the quarter ended June 30, 1996 was 3.61% down from the prior year quarter of 3.67%. The net interest rate spread for the six months ended June 30, 1996 was 3.51% down from the prior year spread 3.80%. The net interest margin was 4.15% for the second quarter of 1996 compared with a net interest margin of 4.12% for the second quarter of 1995. The net interest margin was 4.05% for the first half of 1996 compared with a net interest margin of 4.22% for the six months ended June 30, 1995. The following table summarizes the yields for the major components of net interest income for the periods presented:

                      Comparative Interest Spread Table
                    For the quarters and six months ended

                                      Quarter   Quarter     YTD       YTD
                                      6/30/96   6/30/95   6/30/96   6/30/95
                                      -----------------   -----------------
Interest Earning Assets:
Loans                                  8.65%     8.03%     8.54%     8.02%
Investment Securities                  6.58%     6.20%     6.49%     5.87%
Federal Funds Sold                     5.23%     5.64%     5.24%     5.49%

Yield on Interest Earning Assets       7.89%     7.67%      7.84%    7.63%

Interest Bearing Liabilities:
Deposits                               3.99%     3.62%      4.03%    3.43%
Borrowings                             6.75%     7.11%      6.93%    7.11%

Cost of Interest Bearing Liabilities   4.28%     4.00%     4.33%     3.83%

Net Interest Rate Spread               3.61%     3.67%     3.51%     3.80%

Net Interest Margin                    4.15%     4.12%     4.05%     4.22%


Provision for Loan Losses. The provision for loan losses for the quarter ended June 30, 1996 totalled $600,000 compared with a provision of $1.8 million for the second quarter of 1995. The provision for the first six months of 1996 totalled $1.3 million compared with a provision of $5.3 million for the first half of 1995.

Investment Securities Gains (Losses), Net. The Company recorded $171,000 of net realized investment security gains during the first half of 1996 compared with $234,000 net investment security gains during the first six months of 1995.

Other Operating Income. Other operating income totalled $485,000 for the second quarter of 1996 compared with $506,000 in the second quarter of 1995 and totalled $991,000 for the first half of 1996 compared with $1.1 million for the first half of 1995. The following table summarizes the categories of other operating income:

OTHER OPERATING INCOME:

                              Quarter   Quarter     YTD       YTD
  (Dollars in thousands)      6/30/96   6/30/95   6/30/96   6/30/95
                              -----------------   -----------------

Deposit account fees            $396      $390      $789    $  782

Customer service fees             34        36        66        70

Fees from savings bank life
 insurance sales                  31        30        95        88

Loan and loan servicing fees      12        17        24        35

Other fees                        12        33        17        83
                                ----      ----      ----    ------

Total Other Operating Income    $485      $506      $991    $1,058
                                ====      ====      ====    ======

Other Operating Expenses. Total operating expenses were $3.8 million for the second quarter of 1996 compared with total operating expenses of $5.0 million for the second quarter of 1995. Total operating expenses for the six month period ended June 30, 1996 were $7.3 million compared with $9.7 million for the six month period ended June 30, 1995. The decline in operating expenses during 1996 was primarily the result of a restructure program, first implemented during the second quarter of 1995, which significantly reduced the Company's workforce. The following table comparatively illustrates the categories of operating expenses:

OPERATING EXPENSES
(Dollars in thousands)

                                      Quarter   Quarter     YTD       YTD
                                      6/30/96   6/30/95   6/30/96   6/30/95
                                      -----------------   -----------------

Salaries and Benefits                 $1,643    $1,986    $3,408    $4,275
Professional Services                    578       648     1,094     1,267
Occupancy and Equipment                  939       779     1,613     1,533
FDIC Assessment                           40       378        78       756
Net Cost (Gain) of OREO operations      (136)     (260)     (290)     (176)
Restructure Expense, net                 182       947       340       947
Other Operating Expenses                 518       530     1,049     1,075
                                      ----------------    ----------------

  Total Operating Expenses            $3,764    $5,008    $7,292    $9,677
                                      ================    ================


DIME FINANCIAL CORPORATION AND SUBSIDIARY

PART II   OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

        a.  Wednesday, April 17, 1996 - Annual Meeting

        b.  Directors elected at this meeting:
               Rosalind F. Gallagher
               Theodore H. Horwitz
               Gary O. Olson
            Directors whose term of office as director continued after this meeting:
               M. Joseph Canavan
               Richard H. Dionne
               William J. Farrell
               Ralph D. Lukens
               Dr. Robert Nicoletti
               Richard D. Stapleton
               Fred A. Valenti

        c.1. The election of three directors for a three year term who with the seven directors whose terms of office do not expire at this meeting, will constitute the full Board of Directors.

                                 Total Votes          Total Votes
                                 For Each Director      Withheld
                                 -----------------    -----------

        Rosalind F. Gallagher    4,441,403              118,755
        Theodore H. Horwitz      4,429,507              130,651
        Gary O. Olson            4,441,503              118,655


          2.  Approval of Non-Qualified Stock Option Agreement.

                              For       Against   Abstain
                              ---       -------   -------

              Total Votes   3,209,700   334,259   41,212


          3.  Approval of 1996 Stock Option and Incentive Plan.

                              For       Against   Abstain
                              ---       -------   -------

              Total Votes   2,731,773   719,635   52,095


          4.  Approval of 1996 Stock Option Plan for Outside Directors.


                              For       Against   Abstain
                              ---       -------   -------

              Total Votes   3,185,161   347,141   52,869


          5. The ratification of the appointment of KPMG Peat Marwick, LLP as independent auditors for the fiscal year ending December 31, 1996.


                              For       Against   Abstain
                              ---       -------   -------

              Total Votes   4,506,787   35,256    18,115


Item 6  Exhibits and Reports on Form 8-K

        a. The following exhibits are included in this report:

Exhibit No.           Description

 11.           Statement of Computation of Per Share Earnings

               Incorporated by reference to note 2 to Consolidated Financial Statements for the quarters ended June 30, 1996 and 1995.
               (See pages 5-8 for notes to Consolidated Financial Statements.)

 20. Report furnished to the Company's shareholders for the quarter ended June 30, 1996.

        b. No report on form 8-K has been filed by the registrant with the Securities and Exchange Commission during the quarter ended June 30, 1996.

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DIME FINANCIAL CORPORATION


Date:  August 5, 1996           /s/ Richard H. Dionne
                                ---------------------
                                Richard H. Dionne
                                President & Chief Executive Officer



Date:  August 2, 1996           /s/ Albert E. Fiacre, Jr.
                                -------------------------
                                Albert E. Fiacre, Jr.
                                Senior Vice President and Chief Financial
                                Officer



Date:  August 2, 1996           /s/ Robert P. Simon
                                -------------------
                                Robert P. Simon
                                Vice President & Comptroller


                                EXHIBIT INDEX




Exhibit No.                     Description                           Page

  11.          Statement of Computation of Per Share Earnings

               Incorporated by reference to note 2 to Consolidated Financial Statements for the quarters ended
               June 30, 1996 and 1995. (See pages 6-9 for Notes to Consolidated Financial Statements.)


  20. Report furnished to the Company's shareholders for the quarter ended June 30, 1996.