Form 10-Q
period 1996-09-30
DIME FINANCIAL CORP /CT/
filed 1996-11-13
CIK 841909

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from           to           .


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

Common Stock - $1.00 par value; 5,129,289 shares were outstanding as of October 31, 1996.

The total number of pages in this report is 26
Exhibit Index is on page 22

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX

Part I     Financial Information                                        Page No.

  Item 1.  Financial Statements

           Consolidated Statements of Condition
            September 30, 1996 and 1995 (unaudited)
            and December 31, 1995.                                         3.

           Consolidated Statements of Operations
            Three months ended September 30, 1996 and 1995 (unaudited) and nine months ended September 30, 1996 and 1995 (unaudited) 3.

           Selected Financial Highlights                                   3.

           Consolidated Statement of Changes in Shareholders' Equity       4.

           Consolidated Statements of Cash Flows
            Nine months ended September 30, 1996 and 1995 (unaudited)      5.

           Notes to Consolidated Financial Statements (unaudited)         6-10.

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    11-19.

Part II    Other Information

  Item 6.  Exhibits and Reports on Form 8-K                               20.

Signatures                                                                21.

Exhibit Index                                                             22.

Part I. - FINANCIAL INFORMATION

  Item 1.  Financial Statements

The registrant incorporates herein by reference the following information from its Quarterly Report to Shareholders for the quarters ended September 30, 1996 and 1995, filed as Exhibit 19 hereto:

      Consolidated Statements of Condition

      Consolidated Statements of Operations

      Selected Financial Highlights

                  Dime Financial Corporation and Subisdiary
          Consolidated Statement of Changes in Shareholders' Equity
                    Nine Months Ended September 30, 1996

                                                                       Net Unrealized
                                                                           Gain on
                                               Additional   Retained      Available
                                      Common    Paid-in     Earnings      for Sale     Treasury
(dollars in thousands)                Stock     Capital     (Deficit)    Securities      Stock     Total
---------------------------------------------------------------------------------------------------------

Balance at December 31, 1995          $5,374     $51,117    ($2,166)       $  241      ($2,898)   $51,668
  Net Income                                                  9,068                                 9,068
  Options Exercised                      107       1,092      1,199
  Dividends Paid                                             (1,109)                               (1,109)
  Change in net unrealized gain
   on securities available for sale                                        (1,409)                 (1,409)
                                      -------------------------------------------------------------------
Balance at September 30, 1996         $5,481     $52,209     $5,793       ($1,168)     ($2,898)   $59,417
                                      ===================================================================

Item 1 (cont'd)   DIME FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
          Nine months ended September 30, 1996 and 1995 (unaudited)

      (Dollars in thousands)                                 1996        1995
                                                           -------------------
Cash flows from operating activities:
  Net income (loss)                                        $  9,068    $ 3,365
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for loan losses                               1,750      6,700
      Depreciation and amortization                             755      1,126
      Amortization/(Accretion) investments, net                (460)       184
      Amortization of intangible assets                         263        262
      Amortization of net deferred loan fees                    (46)      (124)
      Gain on investment securities                            (203)      (298)
      Deferred income tax benefit                                --     (2,000)
      Gains on sale of other real estate owned                 (486)    (1,247)
      Increase in accrued income receivable                    (744)      (747)
      Decrease in other assets                                1,288      1,668
      Increase in other liabilities                              46      1,107
                                                           -------------------
        Net cash provided by operating activities            11,231      9,996
                                                           -------------------

Cash flows from investing activities:
  Available for sale investment securities:
    Proceeds from sale of investment securities               4,076      4,660
    Investment securities purchased                         (19,745)        --
    Proceeds from principal payments                          1,431         --
    Proceeds from maturity of investment securities              --      4,000
  Held to maturity investment securities:
    Investment securities purchased                         (60,680)   (42,849)
    Proceeds from maturity of investment securities          22,000     31,599
  Available for sale mortgage-backed securities:
    Mortgage-backed securities purchased                   (115,690)   (10,120)
    Proceeds from principal payments                          8,915        326
    Proceeds from sale of mortgage-backed securities         62,604         --
  Held to maturity mortgage-backed securities:
    Mortgage-backed securities purchased                         --    (46,459)
    Proceeds from principal payments                             --      2,057
  Net decrease in loans                                      40,905     27,693
  Proceeds from sale of loans                                 1,326         --
  Purchase of premises and equipment                           (349)      (176)
  Proceeds from sale of bank-owned buildings                    245         --
  Proceeds from sale of other real estate owned               1,870      3,618
                                                           -------------------
        Net cash used by investing activities               (53,092)   (25,651)
                                                           -------------------

Cash flows from financing activities:
  Net increase in deposits                                   25,719     (7,154)
  Payments of FHLBB advances                                     --     (2,000)
  Proceeds from exercise of DFC stock options                 1,086        126
  Payments of cash dividends                                 (1,115)        --
                                                           -------------------
        Net cash provided (used) by financing activities     25,690     (9,028)
                                                           -------------------
Net decrease in cash and cash equivalents                   (16,171)   (24,683)
Cash and cash equivalents at beginning of period             35,489     49,960
                                                           -------------------
Cash and cash equivalents at end of period                 $ 19,318    $25,277
                                                           ===================

Item 1 (cont'd)
                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                       September 30, 1996 (unaudited)

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

2.  EARNINGS PER SHARE

The calculation of earnings per share is based on the weighted average number of common shares outstanding during the periods presented as follows:


(dollars in thousands, except share data)   Three Months Ended   Nine Months Ended
                                            9/30/96   9/30/95    9/30/96   9/30/95
                                            --------------------------------------

Net income                                  $3,169    $2,120     $9,068    $3,365
=================================================================================

Weighted Average
Common Shares Outstanding                    5,125     5,011      5,069     5,001

Earnings per share                           $0.62     $0.42      $1.79     $0.67
=================================================================================

3.  INVESTMENT SECURITIES

The amortized cost, approximate market values, and maturity groupings of investment securities are as follows:


                                                   September 30, 1996    September 30, 1995
                                                   -----------------------------------------
                                                   Amortized   Market    Amortized   Market
(Dollars in Thousands)                             Cost        Value     Cost        Value
--------------------------------------------------------------------------------------------
INVESTMENT SECURITIES AVAILABLE FOR SALE:
Asset-backed securities
  After 10 years                                     15,350     15,403      ----        ----
Domestic obligations:
  After 5 but within 10 years                         3,000      2,997      ----        ----
Equity securities                                        12         12        12          12
--------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale     $ 18,362   $ 18,412   $    12     $    12
============================================================================================

INVESTMENT SECURITIES HELD TO MATURITY:
U.S. treasury securities:
  Within 1 year                                        ----       ----   $ 9,076     $ 9,032
  After 1 but within 5 years                          2,435      2,435      ----        ----
  After 5 but within 10 years                         1,011      1,043     1,013       1,070
--------------------------------------------------------------------------------------------
    Total U.S. treasury securities                    3,446      3,478    10,089      10,102
--------------------------------------------------------------------------------------------
U.S. government agency obligations and
 U.S government-sponsored agency obligations:
  Within 1 year                                        ----       ----    12,994      13,000
  After 1 but within 5 years                         50,837     50,426    29,876      29,953
  After 5 but within 10 years                        36,351     35,197      ----        ----
--------------------------------------------------------------------------------------------
    Total U.S. government agency obligations and
     U.S.government-sponsored agency oblig.          87,188     85,623    42,870      42,953
--------------------------------------------------------------------------------------------
Domestic obligations:
  Within 1 year                                        ----       ----     5,861       5,833
--------------------------------------------------------------------------------------------
Total Investment Securities Held to Maturity       $ 90,634   $ 89,101   $58,820     $58,888
============================================================================================

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities:
  GNMA                                             $ 44,810   $ 44,350   $ 9,826     $ 9,879
  FNMA                                                2,905      2,881      ----        ----
  FHLMC                                                 748        745      ----        ----
REMIC / CMO's                                        91,155     89,822      ----        ----
--------------------------------------------------------------------------------------------
Total Mortgage-backed Sec. Available for Sale      $139,618   $137,798   $ 9,826     $ 9,879
============================================================================================

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
Mortgage-backed securities:
  GNMA                                                 ----       ----   $12,507     $12,478
  FNMA                                                 ----       ----     1,186       1,208
  FHLMC                                                ----       ----        46          46
REMIC / CMO's                                          ----       ----    30,800      30,763
--------------------------------------------------------------------------------------------
Total Mortgage-backed Sec. Held to Maturity            ----       ----   $44,539     $44,495
============================================================================================


                                                Sept. 30, 1996  Sept. 30, 1995
                                                 ------------------------------
INVESTMENT SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                              $57                $--
Gross unrealized losses                              $7                $--

INVESTMENT SECURITIES HELD TO MATURITY:
Gross unrealized gains                              $55               $145
Gross unrealized losses                          $1,588                $77

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                              $10                $56
Gross unrealized losses                          $1,830                 $3

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
Gross unrealized gains                              $--                $79
Gross unrealized losses                             $--               $123


4.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    1996             1995
                                                    ---------------------
                                                       (In Thousands)
Balance at January 1,                             $ 12,779         $  9,326
Provision for loan losses                            1,750            6,700
Charge-offs                                         (2,036)          (2,544)
Recoveries                                           1,268              240
---------------------------------------------------------------------------
Balance at September 30,                          $  3,761         $ 13,722
===========================================================================

Average loans                                     $433,468         $498,719
Net charge-offs as a percentage of average loans      0.18%            0.46%
Non-performing loans                              $  6,052         $ 10,763
Allowance for loan losses as a percentage of
 non-performing loans                               227.36%          127.49%
Allowance for loan losses as a percentage of
 total loans                                          3.33%            2.86%


5.  NON-PERFORMING ASSETS                                September 30,
                                                       -----------------
                                                        1996      1995
                                                       -----------------
                                                         (In Thousands)
Mortgage loans on real estate                          $5,118    $ 9,314
Commercial loans                                          659      1,151
Consumer loans                                            275        298
                                                       -----------------
  Total non-performing loans                            6,052     10,763
Other real estate owned, net                              825      1,649
                                                       -----------------
  Total non-performing assets                          $6,877    $12,412
                                                       =================

Non-performing loans as a percentage of total loans      1.47%      2.24%
Non-performing assets as a percentage of total assets    0.99%      1.96%

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

The definition of "impaired loans" is not the same as the definition of "non-accrual loans". Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company does not accrue income on loans that are past due 90 days or more except in the case of education loans which are conditionally guaranteed. Education loans which were 90 days or more past due at September 30, 1996 and in accrual status totalled $97,000. The Company may choose to place a loan on non-accrual status while not classifying the loan as impaired if it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan.

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

At September 30, 1996 impaired loans totalled $4.0 million with a related allowance of $695,000 compared with impaired loans at September 30, 1995 of $6.8 million with a related allowance of $913,000. Management believes that the valuation allowance for impaired loans at September 30, 1996 is adequate.

7.  FHLBB ADVANCES

      Federal Home Loan Bank of Boston advances consisted of the following:


                                                   September 30,
                                                  1996      1995
                                                -----------------
                                                  (In Thousands)

          7.07% due 1996                             --    33,000
          7.16% due 1997                         25,000    25,000
          6.05% due 1998                         15,000        --
          6.29% due 1999                         10,000        --
          6.51% due 2000                          8,000        --
          -------------------------------------------------------
          Total FHLBB advances                  $58,000   $58,000
          =======================================================

Item 2:
                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dime Financial Corporation of Wallingford, Connecticut (the "Company"), organized in 1988, is the parent company of one wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime") which was organized in 1871. Consolidated assets as of September 30, 1996 were $691.8 million.

The Company provides a full range of banking services to individual and corporate customers through its subsidiary, The Dime Savings Bank of Wallingford, which operates eleven retail banking offices in six contiguous communities within New Haven County, Connecticut. Products and services offered include a variety of savings, time, and checking products as well as numerous mortgage loans, consumer loans, and commercial loans. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits under the law.

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

For the third quarter of 1996, the Company reported net income of $3.2 million or $0.62 per share compared with net income of $2.1 million or $0.42 per share for the quarter ended September 30, 1995. Net income for the nine month period ended September 30, 1996 totalled $9.1 million or $1.79 per share compared with net income of $3.4 million or $0.67 per share for the nine month period ended September 30, 1995. 1996 results were affected primarily by a lower provision to the allowance for loan losses and a reduction in operating expenses, exclusive of OREO operations.

The provision to the allowance for loan losses totalled $450,000 for the quarter ended September 30, 1996 compared with a provision in the third quarter of 1995 of $1.4 million. The provision to the allowance for loan losses for the nine months ended September 30, 1996 totalled $1.8 million compared with $6.7 million for the year earlier period.

Operating expenses, exclusive of the net cost of the operation of other real estate owned ("OREO operations"), totalled $3.2 million for the quarter ended September 30, 1996 compared with $3.6 million in the third quarter of 1995. OREO operations may include gains or losses on the sale of OREO, writedowns of OREO, and expenses to operate and maintain OREO. OREO operations equalled a net expense of $67,000 for the quarter ended September 30, 1996 compared with a net gain of $256,000 for the third quarter of 1995. Operating expenses, exclusive of OREO operations, for the nine month period ended September 30, 1996 were $10.8 million compared with $13.5 million for the nine month period ended September 30, 1995, representing a decrease of $2.7 million or 20%. OREO operations equalled a net gain of $223,000 for the nine months ended September 30, 1996 compared with a net gain of $432,000 for the nine months ended September 30, 1995.

The decline in operating expenses during 1996 was primarily the result of a restructure program, first implemented during the second quarter of 1995, which significantly reduced the Company's workforce. In addition, the cost of FDIC insurance declined substantially due primarily to a general reduction in the assessment rate charged and an improvement in the risk rating of Dime.

Salaries and employee benefits decreased $168,000 or 9% and totalled $1.6 million for the quarter ended September 30, 1996 compared with $1.8 million for the second quarter of 1995. Salaries and employee benefits for the nine month period ended September 30, 1996 totalled $5.0 million compared with $6.1 million for the first nine months of 1995 representing a decrease of over $1 million or 17%. The cost of FDIC insurance decreased to $500 for the quarter ended September 30, 1996 compared with $52,000 for the third quarter of 1995. The cost of FDIC insurance for the nine month period ended September 30, 1996 totalled $79,000 compared with $808,000 for the nine month period ended September 30, 1996, representing a decrease of $729,000 or 90%.

During 1996, the Company provided for only minimal income taxes as the result of tax loss carry-forwards available to offset regular Federal and State income taxes. During the first three quarters of 1995, the company recognized $2.0 million of a deferred tax benefit as the result of improved earnings projections. No deferred tax benefit was recognized during the first nine months of 1996.

Net interest income totalled $6.3 million for the quarter ended September 30, 1996 representing a net interest rate spread of 3.20% and a net interest margin of 3.76% compared with net interest income of $6.3 million for the quarter ended September 30, 1995 which represented a net interest rate spread of 3.61% and a net interest margin of 4.11%. Net interest income for the nine month period ended September 30, 1996 totalled $19.6 million representing a net interest rate spread of 3.40% and a net interest margin of 3.94% compared with net interest income of $19.2 million for the nine months ended September 30, 1995 which represented a net interest rate spread of 3.73% and a net interest margin of 4.18%. The decrease in the interest rate spread and margin was due to the combination of a higher cost of deposits, a lower loan yield, and a greater volume of investment securities as a percentage of earning assets, which was partially offset by an increased yield on investment securities.

At September 30, 1996, the Company's allowance for loan losses was $13.8 million or 227.36% of non-performing loans, 200.09% of non-performing assets, and 3.33% of total loans. At December 31, 1995, the allowance for loan losses was $12.8 million, or 166.36% of non-performing loans, 140.48% of non-performing assets, and 2.80% of total loans. At September 30, 1995, the allowance for loan losses was $13.7 million, or 127.49% of non-performing loans, 110.56% of non-performing assets, and 2.86% of total loans.

At September 30, 1996, non-performing loans, totalled $6.1 million, or 1.47% of total loans, compared with $7.7 million, or 1.68% of total loans at December 31, 1995, and compared with $10.8 million, or 2.24% of total loans at September 30, 1995. Other real estate owned totalled $825,000 at September 30, 1996, compared with $1.4 million at December 31, 1995 and $1.6 million at September 30, 1995. Total non-performing assets, were $6.9 million, or 0.99% of total assets at September 30, 1996, compared with $9.1 million or 1.38% of total assets at December 31, 1995, and compared with $12.4 million or 1.96% of total assets at September 30, 1995.

Total loans decreased by $43.7 million, or nearly 10%, from $456.4 million at December 31, 1995 to $412.8 million at September 30, 1996 and decreased $67.4 million or 14% from $480.2 million at September 30, 1995. The decrease in total loans was due primarily to limited lending opportunities.

Deposits, including escrow deposits, increased $25.7 million, or nearly 5%, from $543.3 million at December 31, 1995 to $569.1 million at September 30, 1996 and increased $48.3 million, or 9%, from September 30, 1995.

ASSET QUALITY

Loan review procedures exist to assess loan quality in addition to providing the Board and management with analysis to determine that the allowance for loan losses is sufficient given the risks inherent in the loan portfolio at a point in time. During the third quarter of 1996 the Company added $450,000 to the allowance for loan losses compared with a provision of $1.4 million in the third quarter of 1995. The provision to the allowance for loan losses for the nine months ended September 30, 1996 totalled $1.8 million compared with $6.7 million for the year earlier period. Net charge-offs for the quarter and nine months ended September 30, 1996 totalled $574,000 and $768,000, respectively compared with net charge-offs for the quarter and nine months ended September 30, 1995 of $1.2 million and $2.3 million, respectively.

Management has classified performing loans totalling $1.6 million at September 30, 1996 as substandard for internal purposes compared with $12.0 million at September 30, 1995 and compared with $10.5 million at December 31, 1995. These loans are still performing and management does not have serious doubt as to their collectibility.

Under FDIC guidelines substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.

Management continues to closely monitor the loan portfolio and the foreclosed properties of its subsidiary and to take appropriate action when necessary. The table entitled "Allowance For Loan Losses," on page 8, indicates that at September 30, 1996 the balance in the allowance for loan losses represented 227.36% of non-performing loans and 3.33% of total loans. Management believes that the allowance for loan losses at September 30, 1996 is adequate, based on the quality of the loan portfolio at that date.

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

Cash on hand, deposits at other financial institutions, interest-bearing deposits with an original maturity of three months or less, and Federal funds sold are the principal sources of liquidity. Cash and cash equivalents amounted to $19.3 million at September 30, 1996, as compared with $25.3 million at September 30, 1995. Cash and cash equivalents represented 2.79% of total assets at September 30, 1996 as compared to 4.00% of total assets at September 30, 1995. The Company believes that its liquidity is sufficient to meet currently known demands and commitments.

Principal sources of funds include cash receipts from deposits, loan principal and interest payments, earnings on investments, and proceeds from amortizing and maturing investments. The current principal uses of funds include disbursements to fund investment purchases, loan originations, payments of interest on deposits, and payments to meet the operating expenses of the Company. During the first nine months of 1996, deposits increased by $25.7 million from $543.3 million at December 31, 1995 to $569.1 million at September 30, 1996.

Dime is a member of the Federal Home Loan Bank of Boston ("FHLBB") and as a member may borrow from the FHLBB to secure additional funds. At September 30, 1996, FHLBB borrowings totalled $58.0 million, unchanged from December 31, 1995 and September 30, 1995. No increase in the level of borrowings outstanding is anticipated. When deposit growth cannot meet increased loan demand or liquidity requirements, funds may be derived from the FHLBB or from other alternative funding sources. Please see page 10 under the caption "FHLBB ADVANCES" for a schedule of borrowings.

The Company's primary source of funds is in the form of dividends received from its subsidiary, Dime. Therefore, the liquidity and capital resources of the Company are largely dependent upon the liquidity, profitability, and capital position of its subsidiary, and the ability of the subsidiary to declare and pay dividends under applicable laws and regulatory authorities. The Company must comply with the capital ratio requirements set by the Board of Governors of the Federal Reserve while Dime must comply with the capital ratio requirements set by the FDIC. At September 30, 1996 the Tier 1 leverage capital ratio of Dime was 8.39%.

On October 16, 1996 the Board of Directors declared a regular quarterly dividend payment of $0.08 per share payable on November 20, 1996. The following table presents the Company's risk-based and leverage capital ratios:

                                                  September 30,
                                                 ---------------
                                      Required    1996     1995
                                      --------------------------
      Tier I risk-based capital         4.0%     17.62%   13.58%
      Total risk-based capital          8.0%     18.90%   14.87%
      Leverage capital                  4.0%      8.41%    7.24%

COMPARATIVE ANALYSIS

The following table sets forth the dollar increases (decreases) in the components of the Company's consolidated statements of operations during the periods indicated and is followed by management's discussion of the various changes.


                                    Three months ended    Nine months ended
                                    September 30, 1996    September 30, 1996
                                      compared with         compared with
                                    September 30, 1995    September 30, 1995
                                    ----------------------------------------
Interest income                            $611                 $3,018
Interest expense                            606                  2,648
                                    ----------------------------------------
Net interest income                           5                    370
Provision for loan losses                  (950)                (4,950)
"Investment securities gains, net           (32)                   (95)
Other operating income                       24                    (43)
Other operating expenses                    (90)                (2,475)
                                    ----------------------------------------
Income before income taxes                1,037                  7,657
Income tax expense                          (12)                 1,954
                                    ----------------------------------------
Net income                               $1,049                 $5,703
                                    ========================================

              Quarter and Nine Months Ended September 30, 1996
                                 Compared to
              Quarter and Nine Months Ended September 30, 1995

General. Net income for the quarter ended September 30, 1996, was $3.2 million or $0.62 per share, compared with net income of $2.1 million or $0.42 per share for the same period in 1995. Net income for the nine months ended September 30, 1996 totalled $9.1 million or $1.79 per share compared with net income of $3.4 million or $0.67 per share for the first nine months of 1995. The change in net income was influenced primarily by a decrease in the provision for loan losses and a decrease in operating expenses.

Interest Income. Interest income for the quarter ended September 30, 1996 totalled $12.6 million representing an average yield on interest earning assets of 7.49% and totalled $38.3 million for the nine months ended September 30, 1996 representing an average yield on interest earning assets of 7.72%. Interest income for the quarter ended September 30, 1995 totalled $12.0 million and represented an average yield on interest earning assets of 7.81% and totalled $35.3 million for the nine months ended September 30, 1995 and represented an average yield on interest earning assets of 7.69%.

Interest Expense. Interest expense totalled $6.3 million for the quarter ended September 30, 1996 representing an average cost of funds of 4.29% and totalled $18.7 million for the nine months ended September 30, 1996 representing an average cost of funds of 4.32%. Total interest expense for the quarter ended September 30, 1995 was $5.7 million which represented an average cost of funds of 4.20% and totalled $16.1 million for the first nine months of 1995 which represented an average cost of funds of 3.96%.

Net Interest Income. Net interest income totalled $6.3 million for the quarter ended September 30, 1996 compared with $6.3 million for the quarter ended September 30, 1995. Net interest income totalled $19.6 million for the first nine months of 1996 compared with $19.2 million for the first nine months of 1995. The net interest rate spread for the quarter ended September 30, 1996 was 3.20% compared with 3.61% for the quarter ended September 30, 1995. The net interest rate spread for the nine months ended September 30, 1996 was 3.40% compared with 3.73% for the same period of 1995. The net interest margin was 3.76% for the third quarter of 1996 compared with a net interest margin of 4.11% for the third quarter of 1995. The net interest margin was 3.94% for the first nine months of 1996 compared with a net interest margin of 4.18% for the nine months ended September 30, 1995. The following table summarizes the yields for the major components of net interest income for the periods presented:

                      Comparative Interest Spread Table
                   For the quarters and nine months ended


                                       Quarter   Quarter     YTD       YTD
                                       9/30/96   9/30/95   9/30/96   9/30/95
                                       -------------------------------------
Interest Earning Assets:
Loans                                   8.01%     8.17%     8.37%     8.07%
Investment Securities                   6.72%     6.61%     6.57%     6.18%
Federal Funds Sold                      5.26%     5.23%     5.23%     5.44%

Yield on Interest Earning Assets        7.49%     7.81%     7.72%     7.69%

Interest Bearing Liabilities:
Deposits                                4.03%     3.84%     4.03%     3.57%
Borrowings                              6.63%     7.11%     6.83%     7.11%

Cost of Interest Bearing Liabilities    4.29%     4.20%     4.32%     3.96%

Net Interest Rate Spread                3.20%     3.61%     3.40%     3.73%

Net Interest Margin                     3.76%     4.11%     3.94%     4.18%


Provision for Loan Losses. The provision to the allowance for loan losses for the quarter ended September 30, 1996 totalled $450,000 compared with a provision of $1.4 million for the third quarter of 1995. The provision to the allowance for loan losses for the first nine months of 1996 totalled $1.8 million compared with a provision of $6.7 million for the nine months ended September 30, 1995.

Investment Securities Gains (Losses), Net. The Company recorded $32,000 of net realized investment security gains during the quarter ended September 30, 1996 compared with net realized security gains of $64,000 booked during the year earlier period. During the first nine months of 1996, the Company recorded net realized security gains of $203,000 compared with net realized security gains of $298,000 recorded during the first nine months of 1995.

Other Operating Income. Other operating income totalled $552,000 for the third quarter of 1996 compared with $528,000 in the third quarter of 1995 and totalled $1.5 million for the first nine months of 1996 compared with $1.6 million for the first nine months of 1995. The following table comparatively summarizes the categories of other operating income:

OTHER OPERATING INCOME:


                               Quarter   Quarter     YTD       YTD
   (Dollars in thousands)      9/30/96   9/30/95   9/30/96   9/30/95
                               -------------------------------------

Deposit account fees            $421      $404     $1,210    $1,186
Customer service fees             39        39        105       109
Fees from savings bank life
 insurance sales                  31        33        126       121
Loan and loan servicing fees      11         1         35        36
Other fees                        50        51         67       134
                                -----------------------------------

Total Other Operating Income    $552      $528     $1,543    $1,586
                                ===================================

Other Operating Expenses. Total operating expenses were $3.3 million for the third quarter of 1996 compared with total operating expenses of $3.3 million for the third quarter of 1995. Total operating expenses for the nine month period ended September 30, 1996 were $10.6 million compared with $13.0 million for the nine month period ended September 30, 1995. The following table comparatively illustrates the categories of operating expenses:

OPERATING EXPENSES:

                                     Quarter   Quarter    YTD       YTD
(Dollars in thousands)               9/30/96   9/30/95  9/30/96   9/30/95
                                     ------------------------------------

Salaries and Benefits                $1,628    $1,796   $ 5,036   $ 6,071
Professional Services                   574       513     1,668     1,780
Occupancy and Equipment                 534       767     2,147     2,300
FDIC Assessment                           1        52        79       808
Net Cost (Gain) of OREO operations       67      (256)     (223)     (432)
"Restructure Expense, net               ---       ---       340       947
Other Operating Expenses                455       477     1,504     1,552
                                     ------------------------------------
Total Operating Expenses             $3,259    $3,349   $10,551   $13,026
                                     ====================================

DIME FINANCIAL CORPORATION AND SUBSIDIARY

PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

          a. The following exhibits are included in this report:

Exhibit No.                     Description

    11.   Statement of Computation of Per Share Earnings

          Incorporated by reference to note 2 to Consolidated Financial Statements for the quarters ended September 30, 1996 and 1995. (See pages 6-10 for notes to Consolidated Financial Statements.)

    19. Report furnished to the Company's shareholders for the quarter ended September 30, 1996.

          b. No report on form 8-K has been filed by the registrant with the Securities and Exchange Commission during the quarter ended September 30, 1996.


    27.   Financial Data Schedule

DIME FINANCIAL CORPORATION AND SUBSIDIARY


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DIME FINANCIAL CORPORATION


Date:  November 12, 1996   /s/ Richard H. Dionne
                           Richard H. Dionne
                           President & Chief Executive Officer


Date:  November 12, 1996   /s/ Albert E. Fiacre, Jr.
                           Albert E. Fiacre, Jr.
                           Senior Vice President and Chief Financial Officer



Date:  November 12, 1996   /s/ Robert P. Simon
                           Robert P. Simon
                           Vice President & Comptroller

                                EXHIBIT INDEX

Exhibit No.                     Description                          Page

11.   Statement of Computation of Per Share Earnings

        Incorporated by reference to note 2 to Consolidated
        Financial Statements for the quarters ended
        September 30, 1996 and 1995. (See pages 6-10 for Notes to Consolidated Financial Statements.)


19. Report furnished to the Company's shareholders for the quarter ended September 30, 1996.


27.   Financial Data Schedule