Form 10-K
period 1996-12-31
DIME FINANCIAL CORP /CT/
filed 1997-03-28
CIK 841909

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 1996
                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      ------------------

Commission file number     0-17494
                           -------


                           Dime Financial Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Connecticut                              06-1237470
-------------------------------------    -------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


   95 Barnes Road, Wallingford, Connecticut                   06492
----------------------------------------------     ---------------------------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (203) 269-8881
                                                     ----------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
   -------------------             -----------------------------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                            [ ]


      The aggregate market value of the voting stock held by non-affiliates of the registrant was $105,927,669 on February 28, 1997. On that date, 5,135,887 shares of Common Stock, par value $1.00 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K as indicated herein.

                                                            Part of 10-K into
                       Document                             which incorporated
                       --------                             ------------------

Annual Report to Shareholders for the fiscal year ended
December 31, 1996 (the "Annual Report")                        I, II and IV


Proxy Statement to Shareholders dated March 12, 1997
(filed pursuant to Regulation 14A) (the "Proxy
Statement")                                                             III


                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I

   Item 1 -  Business                                                        1
   Item 2 -  Properties                                                     10
   Item 3 -  Legal Proceedings                                              12
   Item 4 -  Submission of Matters to a Vote of Security Holders            12
             Executive Officers of the Registrant                           12

PART II

   Item 5 -  Market for Registrant's Common Equity and Related
              Shareholders Matters                                          13
   Item 6 -  Selected Financial Data                                        13
   Item 7 -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           13
   Item 8 -  Financial Statements and Supplementary Data                    13
   Item 9 -  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           13

PART III

   Item 10 - Directors and Executive Officers of the Registrant             14
   Item 11 - Executive Compensation                                         14
   Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                                14
   Item 13 - Certain Relationships and Related Transactions                 15

PART IV

   Item 14 - Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   15



                                    PART I


Item 1 - Business

     The principal executive offices of Dime Financial Corporation (the "Company") and its wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime") are located at 95 Barnes Road, Wallingford, Connecticut 06492. The telephone number of the Company and Dime is (203) 269-8881.

     Other information required by this item appears on page 2 of the Company's 1996 Annual Report to Shareholders (the "1996 Annual Report") under the caption "To Our Shareholders"; on the inside front cover under the caption "Corporate Profile"; on page 1 under the caption "Financial Highlights" and on pages 5 through 16 under the caption "Management's Discussion and Analysis of Operations." Such information is incorporated herein by reference and made a part hereof. In addition, certain other information required by this item is set out below.

Interest Rates and Interest Differentials

     The information required by this item appears in the 1996 Annual Report on page 10 under the caption "Average Balances and Interest Rates." Such information is incorporated herein by reference and made a part hereof.

Rate / Volume Analysis

     The information required by this item appears in the 1996 Annual Report on page 11 under the caption, "Rate / Volume Analysis." Such information is incorporated herein by reference and made a part hereof.

Non-performing Assets

     The information required by this item appears in the 1996 Annual Report on pages 5 through 7 under the caption, "Asset Quality." Such information is incorporated herein by reference and made a part hereof.

Problem Loans and Allowance for Loan Losses

     Additional information required by this item appears in the 1996 Annual Report on pages 7 through 8 under the caption, "Allowance for Loan Losses & Provisions to the Allowance for Loan Losses." Such information is incorporated herein by reference and made a part hereof.

     Loans which were in non-accrual status at December 31, 1996 are included within the presentation on page 7 in the table under the caption, "Asset Quality," of the 1996 Annual Report. In addition to the disclosure on pages 5 through 7 of the 1996 Annual Report, management has internally classified $3.3 million of loans as substandard at December 31, 1996. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are still performing. Management does not have serious doubt as to their collectibility and believes that the amounts allocated to these loans in the allowance for loan losses are adequate.

     The Company's allowance for loan losses as allocated between loan types for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are set forth in the following table.

                                                                       December 31,
                                 ---------------------------------------------------------------------------------------
                                            1996                          1995                          1994
                                 ---------------------------   ---------------------------   ---------------------------
                                  Loans in                       Loans in                      Loans in
                                 Category as                   Category as                   Category as
                                  Amount of    Percentage of    Amount of    Percentage of    Amount of    Percentage of
(Dollares in Thousands)            Reserve      Total Loans      Reserve      Total Loans      Reserve      Total Loans
                                 -----------   -------------   -----------   -------------   -----------   -------------

Reserve allocated to:
  Mortgage loans:
    Residential real estate:       $ 5,742          79.8%        $ 3,323          78.3%        $ 2,198          77.2%
    Commercial real estate:          3,162           8.4           6,693           9.6           5,237          11.2
    Builders' & land                    19           0.1              84           0.3             195           0.8
  Commercial loans                     461           0.7             754           1.0           1,136           1.4
  Consumer loans                       767          11.0             870          10.8             560           9.4
Unallocated allowance                2,778                         1,055                            --
                                   ---------------------------------------------------------------------------------

Total                              $12,929         100.0%        $12,779         100.0%        $ 9,326         100.0%
                                   =================================================================================

                                                        December 31,
                                 ----------------------------------------------------------
                                            1993                          1992
                                 ---------------------------   ----------------------------
                                   Loans in                      Loans in
                                 Category as                   Category as
                                  Amount of    Percentage of    Amount of     Percentage of
(Dollars in Thousands)             Reserve      Total Loans      Reserve       Total Loans
                                 -----------   -------------   ------------   -------------

Reserve allocated to:
  Mortgage loans:
    Residential real estate:       $ 1,969          72.3%        $ 1,718          66.9%
    Commercial real estate:          7,594          14.9           9,643          16.0
    Builders' & land                   281           1.0             427           1.2
  Commercial loans                   3,234           2.6           8,714           7.4
  Consumer loans                       984           9.2             778           8.5
                                   ---------------------------------------------------

Total                              $14,062         100.0%        $21,280         100.0%
                                   ===================================================


Investment Securities

      Additional information required by this item appears in the 1996 Annual Report on pages 23 through 24 under the caption "Note 4: Investment and Mortgage-backed Securities." Such information is incorporated herein by reference and made a part hereof. The carrying values of investment securities were as follows:

                                                                  December 31,
                                                        ---------------------------------
                                                          1996         1995        1994
                                                        ---------    --------    --------
                                                             (Dollars in thousands)

Investment Securities Available for Sale:
U.S. treasury securities                                $      --    $  4,029    $     --
U.S. government agency obligations                         11,815          --       3,957
Other bonds and notes                                          --       4,097          --
Asset-backed securities                                    14,406          --          --
Equity securities                                              12          12         625
                                                        ---------------------------------
Total Investment Securities Available for Sale          $  26,233    $  8,138    $  4,582
                                                        =================================

Mortgage-backed Securities Available for Sale:
Mortgage-backed securities                              $  23,861    $ 47,912    $     --
REMIC's/CMO's                                             134,867      47,278          --
                                                        ---------------------------------
Total Mortgage-backed Securities Available for Sale     $ 158,728    $ 95,190    $     --
                                                        =================================

Investment Securities Held to Maturity:
U.S. treasury securities                                $   3,452    $  1,013    $ 19,688
U.S. government agency obligations                        116,805      46,885      18,045
Other bonds and notes                                          --          --      14,136
                                                        ---------------------------------
Total Investment Securities Held to Maturity:           $ 120,257    $ 47,898    $ 51,869
                                                        =================================

Loans

      Additional information required by this item appears in the 1996 Annual Report on pages 11 through 12 under the caption "Lending Activities" and on pages 24 through 25 under the caption "Note 5: Loans Receivable." This information is incorporated herein by reference and made a part hereof. The following table sets forth the contractual maturities of the loan portfolio at December 31, 1996:

                                                                      Due after
                                                       Due in one     one before    Due after
                                                      year or less    five years    five years
                                                      ------------    ----------    ----------
                                                               (Dollars in thousands)

Adjustable rate loans:
  Mortgage Loans:
    Residential real estate owner occupied              $    313       $  1,479     $ 109,427
    Residential real estate non-owner occupied                87            947        29,702
    Commercial real estate                                   286          2,849        25,006
    Builders & land                                           --             --           115
  Consumer loans                                           2,373          3,234        12,991
  Commercial loans                                           392             13         2,191
                                                        -------------------------------------
      Total adjustable rate loans                          3,451          8,522       179,432
                                                        -------------------------------------

Fixed Rate loans:
  Mortgage Loans
    Residential real estate owner occupied                 1,081          9,032       166,670
    Residential real estate non-owner occupied                 8            134           487
    Commercial real estate                                 1,577            200         3,530
    Builders & land                                           --             --           332
  Consumer loans                                           4,979          5,631        14,883
  Commercial loans                                            28            143           235
                                                        -------------------------------------
      Total fixed rate loans                               7,673         15,140       186,137
                                                        -------------------------------------
      Total loans                                       $ 11,124       $ 23,662     $ 365,569
                                                        =====================================

Deposits

      The information required by this item appears in the 1996 Annual Report on pages 13 through 14 under the caption "Deposits and Other Borrowings" and on pages 26 through 27 under the caption, "Note 8: Deposits." Such information is incorporated herein by reference and made a part hereof.

Competition

      In attracting deposits, Dime faces strong competition from savings banks, savings and loan associations, commercial banks, credit unions, insurance companies and investment firms located in its primary market area. The banking business in Connecticut is highly competitive. In March 1990 the Connecticut General Assembly adopted legislation that permits full interstate banking in Connecticut by allowing business combinations among commercial banks, bank holding companies and thrift institutions located in Connecticut and other states with reciprocal interstate banking laws. This legislation also permits bank holding companies from other states to establish non-banking offices, including loan production offices, in Connecticut on a limited basis.

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

      Dime competes for deposits with the financial industry principally by offering depositors a wide variety of deposit programs, convenient branch locations and hours, tax-deferred retirement programs and other services. Dime does not rely upon any individual, group or entity for a material portion of its deposits. In 1996, Dime introduced and sold $3.0 million in retail brokered certificates of deposit. At the present time, it is the general practice of Dime to limit the majority of its lending activities to within the State of Connecticut. While Dime is not engaged in interstate banking, Dime owns mortgages secured by real property located outside of Connecticut.

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

Employees

       As of February 28, 1997, Dime employed 131 full-time and 36 part-time employees, including 33 officers. During 1995 and 1996, the Company instituted a restructuring plan which significantly reduced the Company's workforce through lay-offs and through attrition. The total reduction in full-time equivalent employees since March 31, 1995 approximates 39%. Additional information regarding this item is located on page 27 of the 1996 Annual Report under the caption "Note 10: Restructure Expense, net." Such information is incorporated herein by reference and made a part hereof.

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

       FDIC risk-based capital requirements became fully effective at the end of 1992. Under these requirements, FDIC-insured institutions are required to maintain minimum levels of "capital" based upon an institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of both Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock, additional paid in capital, retained earnings and limited amounts of perpetual preferred stock. Tier 2 capital consists primarily of loan loss reserves and certain preferred stock, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the regulations, the greater the risk associated with an asset, the greater the amount of such asset that will be subject to the capital requirements. An FDIC-insured bank is required to maintain minimum ratios of Tier 1 and total risk-based capital to risk-weighted assets of 4.0% and 8.0%, respectively. At December 31, 1996, the Tier 1 and total risk-based capital ratios for Dime were 17.91% and 19.19%, respectively. Management believes that Dime will remain in full compliance with applicable risk-based capital requirements.

       A leverage capital ratio requirement adopted by the FDIC became effective in 1991. Under this requirement, FDIC insured institutions are required to maintain a ratio of common equity minus intangible assets to total assets of at least 3% for the most highly rated institutions and 4% to 5% for most institutions. At December 31, 1996 the leverage capital ratio of Dime was 8.43%. Refer to page 15 of the Annual Report under the caption "Liquidity, Sources and Uses of Funds and Capital Resources."

       In addition, FDICIA categorizes banks based on capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories are "well-capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized," and "critically undercapitalized." A bank is categorized as "well capitalized" if it maintains a leverage ratio of at least 5%, a total risk-based capital ratio of at least 10%, and a Tier 1 risk-based capital ratio of at least 6%. Based on its regulatory capital ratios at December 31, 1996, Dime is well capitalized as defined in FDIC regulations. Refer to page 29 of the 1996 Annual Report under the caption "Note 13:
Regulatory Matters."

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

Federal Reserve System Regulation

       Under the regulations of the Federal Reserve Board, depository institutions such as Dime are required to maintain reserves against their transaction accounts and non-personal time deposits. These regulations generally require the maintenance of reserves of 3 percent against transaction accounts totaling $49.3 million or less and 10 percent of the amount of such accounts in excess of such amount.

       The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements described above. As of December 31, 1996, the Company's Tier 1 and total risk-based capital ratios were 17.93% and 19.21%, respectively, and the Company's leverage capital ratio was 8.44%. Management believes that the Company will remain in full compliance with applicable Federal Reserve Board capital requirements. Refer to page 15 of the Annual Report under the caption, "Liquidity Sources and Uses of Funds and Capital Resources."

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

Item 2 - Properties

       Including its administrative office located at 95 Barnes Road, Wallingford, Connecticut, Dime has eleven banking branches located throughout New Haven County. The following table sets forth certain information regarding Dime's banking offices.


                                               Date      Owned or           Lease
     Office              Location             Opened      Leased       Expiration Date
     ------              ---------            ------     --------      ---------------

Barnes Park         95 Barnes Road             1986      Owned         Not  Applicable
                    Wallingford, CT

Cheshire            595 Highland Ave.          1979      Owned         Not Applicable
                    Cheshire, CT

Eastside            841 East Center St.        1975      Owned         Not Applicable
                    Wallingford, CT

Main Street         2 North Main St.           1871      Owned         Not Applicable
                    Wallingford, CT

Montowese           47 Middletown Ave.         1966      Owned         Not Applicable
                    North Haven, CT

Northford           859 Forest Road            1986      Leased (a)    12/31/00
                    Northford, CT

Turnpike            7 North Turnpike Road      1973      Owned         Not Applicable
                    Wallingford, CT

Washington Ave.     90 Washington Ave.         1981      Owned         Not Applicable
                    North Haven, CT

Mount Carmel        3300 Whitney Ave.          1987      Leased (b)    11/30/00
                    Hamden, CT

Harbor Brook        100 Hanover St.            1975      Leased (c)    7/31/99
                    Meriden, CT

East Side           733 East Main Street       1983      Owned         Not Applicable
                    Meriden, CT

--------------------
<F1> (a)   Dime's lease payment is currently $1,700 per month.

<F2> (b)   Dime's lease payment is currently $5,000 per month.

<F3> (c)   Dime's lease payment is currently $2,174 per month, plus applicable taxes and insurance, utilities and maintenance charges.

Item 3 - Legal Proceedings

      There are no pending legal proceedings to which the Company or Dime is a party, other than ordinary routine litigation in the normal course of business. None of the proceedings is material to the Company or Dime.

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's stockholders during the period between October 1, 1996 and December 31, 1996.

Executive Officers of the Registrant

      The following table presents information regarding all executive officers of the Company, including his or her positions with the Company and such person's length of service.

                                                                          Length of
  Executive Officer        Age    Positions with the Company             Service (a)
  -----------------        ---    -----------------------------------    -----------

Richard H. Dionne          52     President, Chief Executive Officer       1/30/95
                                  and Director of the Company

Albert E. Fiacre, Jr.      47     Senior Vice President and Chief          3/6/95
                                  Financial Officer

Timothy R. Stanton         40     Senior Vice President of Retail          4/3/95
                                  Operations

Frank P. LaMonaca          39     Senior Vice President and Senior         7/31/95
                                  Loan and Credit Officer

--------------------
<F1> (a)  Length of service indicates date hired. All executive officers have been executive officers of the Company since their respective dates of hire.
          Prior to joining the Company, Mr. Fiacre was Executive Vice President and
          Treasurer of Society for Savings, Hartford, Connecticut; Mr. Stanton was
          Vice President at Shawmut Bank, Hartford, Connecticut; and Mr. LaMonaca
          was Senior Vice President at Lafayette American Bank and Trust Company,
          Hamden, Connecticut.


      All executive officers of the Company are elected annually by the Company's Board of Directors and serve at the pleasure of the Board of Directors.



                                    PART II

Item 5 - Market for Registrant's Common Equity and Related Shareholders Matters

      A portion of the information required by this item appears on page 36 of the Annual Report under the caption "Corporate Information"; on pages 28 through 29 of the Annual Report under the caption "Notes to Consolidated Financial Statements, Note 12 - Shareholders' Equity, and Note 13 - Regulatory Matters"; and in Item 1 of this report under the subheadings "Connecticut Regulation," "FDIC Regulation," and "Federal Reserve System Regulation." Such information is incorporated herein by reference and made a part hereof.

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

Item 6 - Selected Financial Data

      The information required by this item, appears on page 3 of the Annual Report under the captions "Selected Financial Data." Such information is incorporated herein by reference and made a part hereof.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item appears on pages 5 through 16 of the Annual Report under the caption "Management's Discussion and Analysis of Operations." Such information is incorporated herein by reference and made a part hereof.

Item 8 - Financial Statements and Supplementary Data

      The Company's financial statements, and notes thereto, and supplementary data are included in the Annual Report on pages 17 through 34 and on page 4 under the caption "Selected Quarterly Financial Data." Such information is incorporated herein by reference and made a part hereof.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements between the Company and its independent public accountants on accounting and financial disclosure matters during the fiscal year ended December 31, 1996 for which a Form 8-K was required to be filed.


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

      Directors, executive officers, promoters and control persons

      The information required by this section appears in the Proxy Statement under caption "Proposal 1 - Election of a Class of Directors," and in Part I of this Report under the caption "Executive Officers of the Registrant," and is incorporated herein by reference and made a part hereof.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

      To the Company's knowledge, based solely upon a review of Forms 3, 4 and 5 and amendments thereto and written representations that no other reports were required that were furnished to the Company for the fiscal year ended December 31, 1996, all filing required by Section 16(a) of the Securities Exchange Act of 1934 were complied with applicable to its officers, directors and greater than ten percent (10%) beneficial owners with the following exceptions: each of Richard H. Dionne, Albert E. Fiacre, Timothy R. Stanton, Frank P. LaMonaca, and Robert P. Simon inadvertently failed to file two reports on a timely basis reporting two separate grants of stock options on July 2, 1996 and on December 18,1996. Each of the aforementioned officers of the Company filed a Form 5 on March 10, 1997 disclosing these transactions.

Item 11 - Executive Compensation

      The information required by this item appears in the Proxy Statement on page 6 through 11 under the caption "Compensation and Related Matters." Such information is incorporated herein by reference and made a part hereof.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The information required by this item appears in the Proxy Statement on page 2 under the caption "Principal Shareholders of the Company," and on pages 3 through 6 under the caption "Proposal 1 - Election of a Class of Directors." The information is furnished as of February 1, 1997, on which date 5,135,887 shares were outstanding. Such information is incorporated herein by reference and made a part hereof.

Item 13 - Certain Relationships and Related Transactions

      The information required by this item appears in the Proxy Statement on pages 12 and 13 under the caption "Transactions With Management and Others." Such information is incorporated herein by reference and made a part hereof.


                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report and appear on the pages indicated. Those items preceded by *** are included in the Annual Report and are incorporated herein by reference:

(1)   Financial Statements:

                                                                             Page in
                                                                          Annual Report
                                                                          -------------

     ***      Independent Auditors' Report                                     35

     ***      Consolidated Statements of Condition as of
              December 31, 1996 and 1995                                       17

     ***      Consolidated Statements of Operations for the Years
              Ended December 31, 1996, 1995 and 1994                           18

     ***      Consolidated Statements of Changes in Shareholders'
              Equity for the Years Ended December 31, 1996, 1995
              and 1994                                                         19

     ***      Consolidated Statements of Cash Flow for the Years
              Ended December 31, 1996, 1995 and 1994                           20

     ***      Notes to Consolidated Financial Statements                      21-34

(2)   Financial Statement Schedules:

      All Schedules to the Consolidated Financial Statements required by
      Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)   Exhibits:

      Exhibit No.                                         Description

         3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 33-23054) filed on July 9, 1988); Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

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

        10.3* The Dime Savings Bank of Wallingford 1986 Stock Option and Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No. 33-23054) filed on July 8, 1988)

        10.4* The Dime Savings Bank of Wallingford 1986 Stock Option Plan for Outside Directors Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No. 33-23054) filed on July 8, 1988)

        10.5* Dime Financial Corporation 1996 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-04917) filed on May 31, 1996)

        10.6* Dime Financial Corporation 1996 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-04917) filed on May 31, 1996)

        10.7* Dime Financial Corporation Non-Qualified Stock Option Agreement for Mr. Ralph D. Lukens (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-08447) filed on July 19, 1996)

        10.8* The Dime Savings Bank of Wallingford Non-Qualified Stock Option Agreement, as Amended, for Mr. M. Joseph Canavan (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-08447) filed on July 19, 1996)

        10.9* The Dime Savings Bank of Wallingford Non-Qualified Stock Option Agreement, as Amended, for Mr. William J. Farrell (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No 333-08447) filed on July 19, 1996)

        13 1996 Annual Report to Shareholders. Except for those portions of the Annual Report which have been specifically incorporated by reference in this Form 10-K, such Annual Report shall not be deemed filed.

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

(b) The Company filed no reports on Form 8-K during the period from October 1, 1996 to December 31, 1996.

(c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIME FINANCIAL CORPORATION


DATED: March 19, 1997                By  /s/ Richard H. Dionne
                                         -------------------------------------
                                         Richard H. Dionne
                                         President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signatures                           Title                        Date
        ----------                           -----                        ----


                               Chairman of the Board of Directors
----------------------------                                            --------
     Ralph D. Lukens


/s/  Richard H. Dionne         President, Chief Executive Officer       3/19/97
----------------------------   and Director
     Richard H. Dionne


/s/  Albert E. Fiacre, Jr.     Senior Vice President and Chief          3/18/97
----------------------------   Financial Officer
     Albert E. Fiacre, Jr.


/s/  Robert P. Simon           Vice President and Comptroller           3/18/97
----------------------------
     Robert P. Simon


/s/  Gary O. Olson             Director                                 3/19/97
----------------------------
     Gary O. Olson


/s/  Fred A. Valenti           Director                                 3/19/97
----------------------------
     Fred A. Valenti


/s/  Rosalind F. Gallagher     Director                                 3/19/97
----------------------------
     Rosalind F. Gallagher


/s/  Robert Nicoletti          Director                                 3/19/97
----------------------------
     Robert Nicoletti


/s/  M. Joseph Canavan         Director                                 3/19/97
----------------------------
     M. Joseph Canavan


/s/  William J. Farrell        Director                                 3/19/97
----------------------------
     William J. Farrell


                               Director
----------------------------                                            --------
Richard D. Stapleton


/s/  Theodore H. Horwitz       Director                                 3/19/97
----------------------------
     Theodore H. Horwitz



                           DIME FINANCIAL CORPORATION

                                    Exhibits
                                       to
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1996



                                 EXHIBIT INDEX



     Exhibit No.                 Description                         Page
     -----------                 -----------                         ----

         13           1996 Annual Report to Shareholders

         23           Consent of Independent Auditors
