Form 10-Q
period 1997-03-31
DIME FINANCIAL CORP /CT/
filed 1997-05-13
CIK 841909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

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

Common Stock - $1.00 par value; 5,135,887 shares were outstanding as of March 31, 1997.


The total number of pages in this report is 26
Exhibit Index is on page 22



                   DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                         Page No.

Part I  Financial Information

        Item 1. Financial Statements

                Consolidated Statements of Condition March 31, 1997
                and 1996 (unaudited) and December 31, 1996.                3.

                Consolidated Statements of Operations Three months
                ended March 31, 1997 and 1996 (unaudited)                  3.

                Selected Financial Highlights                              3.

                Consolidated Statement of Changes in Shareholders'
                Equity (unaudited)                                         4.

                Consolidated Statements of Cash Flows Three months
                ended March 31, 1997 and 1996 (unaudited)                  5.

                Notes to Consolidated Financial Statements (unaudited)     6-10.

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        11-19.

Part II Other Information

        Item 6. Exhibits and Reports on Form 8-K                           20.

Signatures                                                                 21.

Exhibit Index                                                              22.



Part I. - FINANCIAL INFORMATION

      Item 1. Financial Statements

            The registrant incorporates herein by reference the following information from its Quarterly Report to Shareholders for the quarters ended March 31, 1997 and 1996, filed as Exhibit 19 hereto:

                  Consolidated Statements of Condition (unaudited)

                  Consolidated Statements of Operations (unaudited)

                  Selected Financial Highlights



                   Dime Financial Corporation and Subisdiary
           Consolidated Statement of Changes in Shareholders' Equity
                       Three Months Ended March 31, 1997

                                                                                          Net Unrealized
                                                                                             Gain on
                                                               Additional     Retained      Available
                                         Common     Paid-in     Earnings      for Sale       Treasury
(dollars in thousands)                   Stock      Capital     (Deficit)    Securities       Stock         Total
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996             $5,481     $52,209      $ 8,788      $  (969)      $(2,898)       $62,611
  Net Income                                                       3,774                                     3,774
  Options Exercised                           6          73                                                     79
  Dividends Paid                                                    (462)                                     (462)
  Change in net unrealized gain on
   securities available for sale                                               (2,248)                      (2,248)
                                         -------------------------------------------------------------------------
Balance at March 31, 1997                $5,487     $52,282      $12,100      $(3,217)      $(2,898)       $63,754
                                         =========================================================================


Item 1 (cont'd)

                   DIME FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
             Three months ended March 31, 1997 and 1996 (unaudited)
                             (Dollars in thousands)


                                                                        1997        1996
                                                                      --------    --------

Cash flows from operating activities:
  Net income                                                          $  3,774    $  2,859
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                               50         700
    Depreciation and amortization                                          207         271
    Amortization/Accretion investments, net                               (237)        (75)
    Amortization of intangible assets                                       87          88
    Amortization of net deferred loan fees                                 (37)         (9)
    Gain on investment securities                                          (11)       (159)
    Gains on sale of other real estate owned                               (12)       (255)
    Increase in accrued income receivable                               (1,139)       (560)
    (Increase) decrease in other assets                                   (759)      1,342
    Increase (decrease) in other liabilities                               960         (49)
                                                                      --------------------
      Net cash provided by operating activities                          2,883       4,153
                                                                      --------------------

Cash flows from investing activities:
  Available for sale investment securities:
    Proceeds from sale of investment securities                             --       4,076
    Proceeds from principal payments                                     1,061          --
  Available for sale mortgage-backed securities:
    Mortgage-backed securities purchased                               (61,191)    (54,190)
    Proceeds from principal payments                                     4,397       2,544
    Proceeds from sale of mortgage-backed securities                     3,336      25,057
  Held to maturity investment securities:
    Investment securities purchased                                    (24,999)    (24,951)
    Proceeds from maturity of investment securities                     12,000       8,000
  Net decrease in loans                                                  6,879      12,744
  Proceeds from sale of loans                                              289         124
  Purchase of premises and equipment                                       (28)       (291)
  Proceeds from sale of other real estate owned                            357       1,195
                                                                      --------------------
      Net cash used by investing activities                            (57,899)    (25,692)
                                                                      --------------------

Cash flows from financing activities:
  Net increase in deposits                                              61,051      11,371
  Proceeds from exercise of DFC stock options                               54          17
  Payments of cash dividends                                              (462)       (351)
                                                                      --------------------
      Net cash provided by financing activities                         60,643      11,037
                                                                      --------------------

Net increase (decrease) in cash and cash equivalents                     5,627     (10,502)
Cash and cash equivalents at beginning of period                        31,875      35,489
                                                                      --------------------
Cash and cash equivalents at end of period                            $ 37,502    $ 24,987
                                                                      ====================


                   DIME FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           March 31, 1997 (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Dime Financial Corporation's 1996 Annual Report and Proxy Statement dated March 12, 1997. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments, consisting of normal recurring accruals for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements. The results of operations of the interim period may not be indicative of results for the entire 1997 fiscal year.

2. EARNINGS PER SHARE

The calculation of earnings per share is based on the weighted average number of common shares outstanding during the periods presented as follows:

(dollars in thousands, except share data)          Three Months Ended
                                                   3/31/97    3/31/96
                                                   -------    -------

Net income                                         $ 3,774    $ 2,859
=====================================================================


Weighted Average Common Shares and Common
 Stock Equivalents Outstanding                       5,309      5,097


Primary earnings per share                         $  0.71    $  0.56
=====================================================================


Weighted Average Common Shares and Common
 Stock Equivalents Outstanding                       5,309      5,101


Fully diluted earnings per share                   $  0.71    $  0.56
=====================================================================


3. INVESTMENT SECURITIES

The amortized cost, approximate market values, and maturity groupings of investment securities are as follows:

                                                       March 31, 1997             March 31, 1996
                                                   ----------------------     ----------------------
                                                   Amortized     Market       Amortized     Market
(Dollars in Thousands)                               Cost         Value         Cost         Value
                                                   ---------    ---------     ---------    ---------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
U.S. treasury securities:
  Within 1 year                                    $      --    $      --     $   4,011    $   4,006
U.S. Government-sponsered agency obligations:
  After 1 but within 5 years                           4,000        3,907            --           --
  After 5 but within 10 years                          8,000        7,746            --           --
Asset-backed securities:
  After 10 years                                      13,254       13,141            --           --
Equity Securities                                         12           12            12           12
                                                   -------------------------------------------------
Total Investment Securities Available for Sale     $  25,266    $  24,806     $   4,023    $   4,018
                                                   =================================================

INVESTMENT SECURITIES HELD TO MATURITY:
U.S. treasury securities:
  After 1 but within 5 years                           3,458        3,467            --           --
  After 5 but within 10 years                             --           --         1,012        1,061
U.S Government-sponsored agency obligations:
  After 1 but within 5 years                          56,370       55,665        27,897       27,817
  After 5 but within 10 years                         73,451       71,688        35,952       35,309
  After 10 years                                          --           --            --           --
                                                   -------------------------------------------------
Total Investment Securities Held to Maturity       $ 133,279    $ 130,820     $  64,861    $  64,187
                                                   =================================================

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities:
  GNMA                                             $  51,397    $  50,688     $  39,137    $  38,826
  FNMA                                                    --           --         1,959        1,962
  FHLMC                                                   35           35           758          746
REMIC / CMO's                                        162,352      158,647        79,822       79,309
                                                   -------------------------------------------------
Total Mortgage-backed Sec. Available for Sale      $ 213,784    $ 209,370     $ 121,676    $ 120,843
                                                   =================================================


                                                   March 31, 1997     March 31, 1996
                                                   --------------     --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                                $     4                 --
Gross unrealized losses                               $   464              $   5

INVESTMENT SECURITIES HELD TO MATURITY:
Gross unrealized gains                                $    28              $ 103
Gross unrealized losses                               $ 2,487              $ 777

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                                $     2              $  98
Gross unrealized losses                               $ 4,416              $ 931


4. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                        1997          1996
                                                                      ---------     ---------
                                                                          (In Thousands)

Balance at January 1,                                                 $  12,929     $  12,779
Provision for loan losses                                                    50           700
Charge-offs                                                                (389)         (875)
Recoveries                                                                  103           600
                                                                      -----------------------
Balance at March 31,                                                  $  12,693     $  13,204
                                                                      =======================

Average loans                                                         $ 396,407     $ 450,462
Net quarterly charge-offs as a percentage of average loans                 0.07%         0.06%
Non-performing loans                                                  $   2,697     $   6,010
Allowance for loan losses as a percentage of non-performing loans        470.72%       219.71%
Allowance for loan losses as a percentage of total loans                   3.23%         2.98%


5. NON-PERFORMING ASSETS

                                                                March 31,
                                                           -------------------
                                                            1997        1996
                                                           -------     -------
                                                              (In Thousands)

Mortgage loans on real estate                              $ 2,296     $ 5,228
Commercial loans                                               229         373
Consumer loans                                                 172         409
                                                           -------------------
      Total non-performing loans                             2,697       6,010
Other real estate owned, net                                   916         608
                                                           -------------------
      Total non-performing assets                          $ 3,613     $ 6,618
                                                           ===================


Non-performing loans as a percentage of total loans           0.69%       1.36%
Non-performing assets as a percentage of total assets         0.44%       0.99%


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

The definition of "impaired loans" is not the same as the definition of "non-accrual loans". Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company does not accrue income on loans that are past due 90 days or more except in the case of education loans which are conditionally guaranteed. Education loans which were 90 days or more past due at March 31, 1997 and in accrual status totalled $147,000. The Company may choose to place a loan on non-accrual status while not classifying the loan as impaired if it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan.

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

Interest payments received from commercial mortgage loans, commercial business loans, and non-owner occupied residential investment mortgage loans which have been classified as impaired are generally applied to the carrying value of such loans. Interest payments received from all other loans which are classified as impaired are recognized on a cash basis.

At March 31, 1997 impaired loans totalled $2.1 million with a related allowance of $357,000 compared with impaired loans at March 31, 1996 of $4.4 million with a related allowance of $797,000. Management believes that the valuation allowance for impaired loans at March 31, 1997 is adequate.


7. FHLBB ADVANCES

Federal Home Loan Bank of Boston advances consisted of the following:

                                                       March 31,
                                                 ----------------------
                                                   1997          1996
                                                 --------      --------
                                                     (In Thousands)

      7.07% due 1996                             $     --      $ 33,000
      7.16% due 1997                               25,000        25,000
      6.05% due 1998                               15,000            --
      6.29% due 1999                               10,000            --
      6.51% due 2000                                8,000            --
                                                 ----------------------
      Total FHLBB advances                       $ 58,000      $ 58,000


Item 2:

                   DIME FINANCIAL CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

Dime Financial Corporation of Wallingford, Connecticut (the "Company"), organized in 1988, is the parent company of one wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime") which was organized in 1871. Consolidated assets as of March 31, 1997 were $814.4 million.

The Company provides a full range of banking services to individual and corporate customers through its subsidiary, The Dime Savings Bank of Wallingford, which operates eleven retail banking offices in six contiguous communities within New Haven County, Connecticut. Products and services offered include a variety of savings, time, and checking products, as well as numerous mortgage loans, consumer loans, and commercial loans. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits under the law.


FINANCIAL CONDITION

The Company's earnings primarily depend upon the difference between the interest and dividend income earned on loans and investments and the interest expense paid on deposits and borrowed money ("net interest income"). The difference between the average interest rate earned on loans and investments and the average interest rate paid on deposits and borrowings is affected by economic factors influencing general interest rates, loan demand, the level of non-performing loans, and savings flows as well as the effects of competition for loans and deposits. Net income is also affected by gains and losses on investment securities transactions and other operating income such as service charges and fees offset by additions to the provision for loan losses, other operating expenses and income tax expense.

In the first quarter of 1997, the Company reported net income of $3.8 million or $0.71 per share compared with net income of $2.9 million or $0.56 per share for the quarter ended March 31, 1996. The improvement in net income from the first quarter of 1996 was affected primarily by a lower provision to the allowance for loan losses, improvement in net interest income and a reduction in operating expenses.

The provision to the allowance for loan losses totalled $50,000 for the quarter ended March 31, 1997 compared with a provision in the first quarter of 1996 of $700,000. The change in the provision from 1996 reflects a reduction in non-performing loans and total loans outstanding as well as improvement in the coverage ratios of the allowance for loan losses to outstanding loans and to non-performing loans.

Net interest income totalled $6.7 million for the quarter ended March 31, 1997 representing a net interest rate spread ("spread") of 2.92% and a net interest margin ("margin") of 3.46% compared with net interest income of $6.4 million for the quarter ended March 31, 1996 representing a spread of 3.41% and a margin of 3.95%. The increase in net interest income was primarily caused by a larger volume of interest-earning assets partially offset by a decrease in the spread and margin. The decrease in the spread and margin was due primarily to the combination of a higher cost of deposits, a lower loan yield, and a greater volume of interest-earning cash, on average, as a percentage of assets.

Operating expenses, excluding the net cost of operations of other real estate owned ("OREO operations") equalled $3.3 million for the quarter ended March 31, 1997 compared with $3.7 million for the first quarter of 1996. The reduction in operating expenses was primarily the result of a reduction in salary and employee benefit costs due to reduced staffing levels and a reduction in equipment related expenses due to the outsourcing of data processing operations. Salaries and employee benefits decreased to $1.6 million for the quarter ended March 31, 1997 compared with $1.8 million for the first quarter of 1996. Bank occupancy and equipment expense decreased to $465,000 for the quarter ended March 31, 1997 compared with $674,000 for the first quarter of 1996.

OREO operations may include gains or losses on the sale of OREO, writedowns of OREO, and expenses to operate and maintain OREO. The net cost of operation of OREO equalled a net cost of $51,000 for the first quarter of 1997 compared with a net gain of $154,000 for the first quarter of 1996. The increase in costs during 1997 was primarily due to a reduction in gains realized on the sales of OREO compared with the first quarter of 1996.

At March 31, 1997, the Company's allowance for loan losses was $12.7 million or 470.72% of non-performing loans, 351.35% of non-performing assets, and 3.23% of total loans. At December 31, 1996, the allowance for loan losses was $12.9 million, or 503.07% of non-performing loans, 342.02% of non-performing assets, and 3.23% of total loans. At March 31, 1996, the allowance for loan losses was $13.2 million, or 219.71% of non-performing loans, 199.52% of non-performing assets, and 2.98% of total loans.

At March 31, 1997, non-performing loans totalled $2.7 million, or 0.69% of total loans, compared with $2.6 million, or 0.64% of total loans at December 31, 1996, and compared with $6.0 million, or 1.36% of total loans at March 31, 1996. Other real estate owned totalled $916,000 at March 31, 1997, compared with $1.2 million at December 31, 1996 and $608,000 at March 31, 1996. Total non-performing assets, were $3.6 million, or 0.44% of total assets at March 31, 1997, compared with $3.8 million or 0.50% of total assets at December 31, 1996, and compared with $6.6 million or 0.99% of total assets at March 31, 1996.

Gross loans decreased by $7.5 million, or 1.87% from $400.2 million at December 31, 1996 to $392.8 million at March 31, 1997 and decreased $50.4 million or 11.38% from $443.2 million at March 31, 1996.

Deposits increased $61.1 million or 9.75% from $626.1 million at December 31, 1996 to $687.1 million at March 31, 1997 and increased by $132.4 million or 23.87% from $554.7 million at March 31, 1996.


ASSET QUALITY

The composition of the Company's balance sheet has changed dramatically over the past year. Fierce competition and highly competitive pricing tempered loan production as management believed that the pricing necessary to sustain the loan portfolio was inconsistent with the risk presented. As a result, the Company directed its focus to the investment securities portfolio. The Company's investment securities portfolio equalled $367 million or approximately 45% of total assets at March 31, 1997 compared with $190 million or approximately 28% of total assets at March 31, 1996, representing an increase of $178 million or 94%. While the portfolio increased substantially, the quality of the investments continue to be of the highest caliber. The portfolio consists entirely of U.S. Treasury securities, U.S. Government Agency securities, U.S. Government-Sponsored Agency securities and AAA rated non-Agency securities.

Total loans equalled $393 million at March 31, 1997 compared with $443 million at March 31, 1996 representing a decrease of 11%. Ongoing loan review procedures assess loan quality in addition to providing the Board and management with analysis to determine that the allowance for loan losses is sufficient given the risks inherent in the loan portfolio at a point in time. During the first quarter of 1997 the Company added $50,000 to the allowance for loan losses compared with a provision of $700,000 in the first quarter of 1996. The decreased provision in 1997 reflects a reduction in non-performing loans and total loans outstanding as well as improvement in the coverage ratios of the allowance for loan losses to outstanding loans and to non-performing loans.

In addition to non-performing loans, management has classified performing loans totalling $4.9 million as substandard for internal purposes, at March 31, 1997 compared with $8.1 million at March 31, 1996 and compared with $3.3 million at December 31, 1996. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are still performing and management does not have serious doubt as to their collectibility.


LIQUIDITY AND ASSET / LIABILITY MANAGEMENT

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

Cash on hand, deposits at other financial institutions, interest-bearing deposits with an original maturity of three months or less, and Federal funds sold are the principal sources of liquidity. Cash and cash equivalents amounted to $37.5 million at March 31, 1997, compared with $25.0 million at March 31, 1996. Cash and cash equivalents represented 4.60% of total assets at March 31, 1997 compared with 3.72% of total assets at March 31, 1996. The Company believes that liquidity is sufficient to meet currently known demands and commitments.

Principal sources of funds include cash receipts from deposits, loan principal and interest payments, earnings on investments, and proceeds from amortizing and maturing investments. The current principal uses of funds include disbursements to fund investment purchases, loan originations, payments of interest on deposits, and payments to meet operating expenses.

During the first three months of 1997, deposits increased by $61.1 million from $626.1 million at December 31, 1996 to $687.1 million at March 31, 1997. During 1996, Dime introduced and sold $3.0 million in retail brokered certificates of deposit. During the first quarter of 1997, Dime sold an additional $5.0 million in retail brokered certificates of deposit, bringing the total to $8.0 million at March 31, 1997.

Dime is a member of the Federal Home Loan Bank of Boston ("FHLBB") and as a member may borrow from the FHLBB to secure additional funds. At March 31, 1997, FHLBB borrowings equalled $58.0 million, unchanged from year-end 1996 and March 31, 1996. When deposit growth cannot meet increased loan demand or liquidity requirements, funds may be derived from the FHLBB or from alternative funding sources. In April of 1997 a $25.0 million borrowing will mature with the FHLBB. The Company intends to replace this borrowing through a combination of retail brokered certificates and borrowings from the FHLBB with terms of two to four years.

The Company's primary source of funds is in the form of dividends received from its subsidiary bank, Dime. Therefore, the liquidity and the capital resources of the Company are largely dependent upon the liquidity, profitability, and capital position of its subsidiary, and the ability of the subsidiary to declare and pay dividends under applicable laws and regulations. The Company must comply with the capital ratio requirements set by the Board of Governors of the Federal Reserve while Dime must comply with the capital ratio requirements set by the FDIC. At March 31, 1997 the Tier 1 leverage capital ratio of Dime was 8.31%. The following table presents the Company's risk-based and leverage capital ratios:

                                                        March 31,
                                                    ----------------
                                        Required     1997      1996
                                        --------    ------    ------

      Tier I risk-based capital           4.0%      18.67%    16.01%
      Total risk-based capital            8.0%      19.95%    17.30%
      Leverage capital                    4.0%       8.33%     7.72%

On April 23, 1997 the Board of Directors declared an increase in the regular quarterly dividend payment from $0.09 per share to $0.10 per share payable on May 23, 1997 to shareholders of record on May 9, 1997.


COMPARATIVE ANALYSIS

The following table sets forth the dollar increases (decreases) in the components of the Company's consolidated statements of operations during the periods indicated and is followed by management's discussion of the various changes.

                                                      Three months ended
                                                        March 31, 1997
                                                         compared to
                                                        March 31, 1996
                                                      ------------------

      Interest income                                      $ 1,611
      Interest expense                                       1,339
                                                           -------
      Net interest income                                      272
      Provision for loan losses                               (650)
      Investment securities gains, net                        (148)
      Other operating income                                     9
      Other operating expenses                                (140)
                                                           -------
      Income before income taxes                               923
      Income tax expense                                         8
                                                           -------
      Net income                                           $   915
                                                           =======


 ----------------------------------------------------------------------------
|                         Quarter Ended March 31, 1997                       |
|                                Compared with                               |
|                         Quarter Ended March 31, 1996                       |
 ----------------------------------------------------------------------------

General. Net income for the quarter ended March 31, 1997, was $3.8 million or $0.71 per share, compared with net income of $2.9 million or $0.56 per share for the same period in 1996. The change in net income was influenced primarily by a decrease in the provision for loan losses improved net interest income and a decrease in operating expenses.

Interest Income. Interest income for the quarter ended March 31, 1997 totalled $14.2 million representing an average yield on interest earning assets of 7.47%. Interest income for the quarter ended March 31, 1996 totalled $12.6 million and represented an average yield on interest earning assets of 7.79%. The increase in interest income was caused primarily by an increase in the volume of interest-earning assets. The decrease in yield was caused primarily by a decrease in the volume of higher yielding loans and an increase in the volume of lower yielding investment securities.

Interest Expense. Interest expense totalled $7.5 million for the quarter ended March 31, 1997 representing an average cost of funds of 4.55%. Total interest expense for the quarter ended March 31, 1996 was $6.2 million which represented an average cost of funds of 4.38%. The increase in interest expense was caused primarily by an increase in the volume of interest-bearing deposits. The increase in the cost of funds was caused by an increase in the volume of higher-costing certificates of deposit.

Net Interest Income. Net interest income totalled $6.7 million for the quarter ended March 31, 1997 compared with $6.4 million for the quarter ended March 31, 1996. The net interest rate spread for the quarter ended March 31, 1997 was 2.92% compared with 3.41% for the quarter ended March 31, 1996. The net interest margin was 3.46% for the first quarter of 1997 compared with a net interest margin of 3.95% for the first quarter of 1996. The following table summarizes the yields for the major components of net interest income for the periods presented:


                      Comparative Interest Spread Table
                           For the quarters ended


                                               3/31/97     3/31/96
                                               -------     -------
      Interest Earning Assets:
      Loans                                     8.13%       8.44%
      Investment Securities                     6.86%       6.37%
      Federal Funds Sold                        5.27%       5.27%

      Yield on Interest Earning Assets          7.47%       7.79%

      Interest Bearing Liabilities:
      Deposits                                  4.35%       4.05%
      Borrowings                                6.63%       7.11%

      Cost of Interest Bearing Liabilities      4.55%       4.38%

      Net Interest Rate Spread                  2.92%       3.41%

      Net Interest Margin                       3.46%       3.95%


Provision for Loan Losses. The provision to the allowance for loan losses for the quarter ended March 31, 1997 totalled $50,000 compared with a provision of $700,000 for the first quarter of 1996.

Investment Securities Gains (Losses), Net. The Company recorded $11,000 of net realized investment security gains during the quarter ended March 31, 1997 compared with net realized security gains of $159,000 booked during the year earlier period.


Other Operating Income. Other operating income totalled $515,000 for the first quarter of 1997 compared with $506,000 in the first quarter of 1996. The following table comparatively summarizes the categories of other operating income:


      OTHER OPERATING INCOME:                             March 31,
      (Dollars in thousands)                           1997      1996
                                                       -----     -----

      Deposit account fees                             $ 398     $ 392

      Customer service fees                               34        32

      Fees from savings bank life insurance sales         72        65

      Loan and loan servicing fees                         9        12

      Other fees                                           2         5
                                                       ---------------
      Total Other Operating Income                     $ 515     $ 506
                                                       ===============


Other Operating Expenses. Total operating expenses, including OREO operations, equalled $3.4 million for the first quarter of 1997 compared with total operating expenses of $3.5 million for the first quarter of 1996. The following table comparatively illustrates the categories of operating expenses:



OPERATING EXPENSES:
(Dollars in thousands)                       3/31/97     3/31/96
                                             -------     -------

Salaries and Benefits                        $ 1,649     $ 1,765
Professional Services                            583         516
Occupancy and Equipment                          465         674
FDIC Assessment                                   18          38
Net Cost (Gain) of OREO operations                51        (154)
Restructure Expense, net                          --         158
Other Operating Expenses                         622         531
                                             -------------------
      Total Operating Expenses               $ 3,388     $ 3,528
                                             ===================


DIME FINANCIAL CORPORATION AND SUBSIDIARY


PART II OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

        a.  The following exhibits are included in this report:

Exhibit No.                           Description
-----------                           -----------

    11.    Statement of Computation of Per Share Earnings

           Incorporated by reference to note 2 to Consolidated Financial Statements for the quarters ended March 31, 1997 and 1996. (See pages 6-10 for notes to Consolidated Financial Statements.)


    19. Report furnished to the Company's shareholders for the quarter ended March 31, 1997.

           b. No report on form 8-K has been filed by the registrant with the Securities and Exchange Commission during the quarter ended March 31, 1997.

    27.    Financial Data Schedule



DIME FINANCIAL CORPORATION AND SUBSIDIARY


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DIME FINANCIAL CORPORATION


Date:  May 9, 1997            /s/  Richard H. Dionne
                              -------------------------------------------------
                              Richard H. Dionne
                              President & Chief Executive Officer



Date:  May 9, 1997            /s/  Albert E. Fiacre, Jr.
                              -------------------------------------------------
                              Albert E. Fiacre, Jr.
                              Senior Vice President and Chief Financial Officer



Date:  May 9, 1997            /s/  Robert P. Simon
                              -------------------------------------------------
                              Robert P. Simon
                              Vice President & Comptroller



                                 EXHIBIT INDEX


Exhibit No.                       Description                           Page
-----------                       -----------                           ----

   11.       Statement of Computation of Per Share Earnings

             Incorporated by reference to note 2 to Consolidated
             Financial Statements for the quarters ended March 31, 1997 and 1996. (See pages 6-10 for Notes to Consolidated Financial Statements.)


   19. Report furnished to the Company's shareholders for the quarter ended March 31, 1997.

   27.       Financial Data Schedule