Form 10-Q
period 1997-06-30
DIME FINANCIAL CORP /CT/
filed 1997-08-08
CIK 841909

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________.


                       Commission File Number 0-17494

                         DIME FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)



          Connecticut                               06-1237470
----------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S.  Employer Identification No.)
 incorporation or organization)

     95 Barnes Road, Wallingford, Connecticut                06492
----------------------------------------------------------------------------
     (address of principal executive offices)             (zip code)

Registrant's telephone number, including area code:  (203) 269-8881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES     X          NO
          ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1.00 par value; 5,152,462 shares were outstanding as of July 31, 1997.

The total number of pages in this report is 27
Exhibit Index is on page 23

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX

Part I     Financial Information                                       Page No.

  Item 1.  Financial Statements

           Consolidated Statements of Condition
             June 30, 1997 and 1996 (unaudited)
             and December 31, 1996.                                      3

           Consolidated Statements of Operations
             Three months ended June 30, 1997 and 1996 (unaudited)
             and six months ended June 30, 1997 and 1996 (unaudited)     3

           Selected Financial Highlights                                 3

           Consolidated Statement of Changes in Shareholders' Equity
            (unaudited)                                                  4

           Consolidated Statements of Cash Flows
             Six months ended June 30, 1997 and 1996 (unaudited)         5

           Notes to Consolidated Financial Statements (unaudited)        6-10

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    11-19

Part II    Other Information

  Item 4.  Submission of matters to a vote of Security Holders           20
  Item 6.  Exhibits and Reports on Form 8-K                              21

Signatures                                                               22

Exhibit Index                                                            23

Part I. - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  The registrant incorporates herein by reference the following information from its Quarterly Report to Shareholders for the quarters ended June 30, 1997 and 1996, filed as Exhibit 19 hereto:


      Consolidated Statements of Condition (unaudited)

      Consolidated Statements of Operations (unaudited)

      Selected Financial Highlights

                  Dime Financial Corporation and Subisdiary
          Consolidated Statement of Changes in Shareholders' Equity
                       Six Months Ended June 30, 1997


                                                                       Net Unrealized
                                                                          Loss on
                                              Additional   Retained      Available
                                     Common     Paid-in    Earnings       for Sale      Treasury
(dollars in thousands)                Stock     Capital    (Deficit)     Securities       Stock     Total
----------------------------------------------------------------------------------------------------------

Balance at December 31, 1996         $5,481     $52,209     $ 8,788         ($969)      ($2,898)   $62,611
  Net Income                                                  7,924                                  7,924
  Options Exercised                      18         198                                                216
  Dividends Paid                                               (977)                                  (977)
  Change in net unrealized gain
   on securities available for sale                                          (203)                    (203)
                                     ---------------------------------------------------------------------
Balance at June 30, 1997             $5,499     $52,407     $ 15,735      ($1,172)      ($2,898)   $69,571
                                     =====================================================================


Item 1 (cont'd)   DIME FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
             Six months ended June 31, 1997 and 1996 (unaudited)



(Dollars in thousands)                                     1997       1996
                                                         --------    -------

Cash flows from operating activities:
  Net income                                             $  7,924    $ 5,899
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                 100      1,300
    Depreciation and amortization                             414        509
    Amortization/Accretion investments, net                  (575)      (228)
    Amortization of intangible assets                         175        175
    Amortization of net deferred loan fees                    (98)       (34)
    Gain on investment securities                             (17)      (171)
    Gains on sale of other real estate owned                  (24)      (475)
    Increase in accrued income receivable                    (987)      (388)
    (Increase) decrease in other assets                      (752)     1,377
    Increase (decrease) in other liabilities                  896       (274)
                                                         -------------------
      Net cash provided by operating activities             7,056      7,690
                                                         -------------------
  Cash flows from investing activities:
    Available for sale investment securities:
      Proceeds from sale of investment securities           5,006      4,076
      Investment securities purchased                     (10,000)   (14,577)
      Proceeds from principal payments                      2,033        597
    Available for sale mortgage-backed securities:
      Mortgage-backed securities purchased               (126,417)   (80,346)
      Proceeds from principal payments                     11,443      6,020
      Proceeds from sale of mortgage-backed securities      3,336     39,409
    Held to maturity investment securities:
      Investment securities purchased                     (33,999)   (49,281)
      Proceeds from maturity of investment securities      20,500     19,000
    Held to maturity mortgage-backed securities:
      Mortgage-backed securities purchased                 (2,956)         -
      Proceeds from principal payments                         58          -
    Net decrease in loans                                   8,785     32,377
    Proceeds from sale of loans                             1,185        733
    Purchase of premises and equipment                        (80)      (140)
    Proceeds from sale of bank-owned buildings                  -        245
    Proceeds from sale of other real estate owned             898      1,520
                                                         -------------------
      Net cash used by investing activities              (120,208)   (40,367)
                                                         -------------------
  Cash flows from financing activities:
    Net increase in deposits                              129,745     26,051
    Payments of FHLB of Boston advances                   (15,000)         -
    Proceeds from exercise of DFC stock options               190        812
    Payments of cash dividends                               (977)      (705)
                                                         -------------------
      Net cash provided by financing activities           113,958     26,158
                                                         -------------------
Net increase (decrease) in cash and cash equivalents          806     (6,519)
Cash and cash equivalents at beginning of period           31,875     35,489
                                                         -------------------
Cash and cash equivalents at end of period               $ 32,681    $28,970
                                                         ===================


Item 1 (cont'd)

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                          June 30, 1997 (unaudited)


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

2.  EARNINGS PER SHARE

The calculation of earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding during the periods presented. Actual shares outstanding totalled 5,147,387 at June 30, 1997 and 5,101,601 at June 30, 1996.


                                           Three Months Ended    Six Months Ended
(dollars in thousands, except share data)  6/30/97    6/30/96   6/30/97   6/30/96
                                           --------------------------------------

Net income                                 $4,150     $3,040    $7,924     $5,899
=================================================================================


Weighted Average Common Shares and
  Common Stock Equivalents Outstanding      5,342      5,122     5,325      5,100

Primary earnings per share                  $0.78      $0.59     $1.49      $1.16
=================================================================================


Weighted Average Common Shares and
  Common Stock Equivalents Outstanding      5,394      5,152     5,391      5,134

Fully diluted earnings per share            $0.77      $0.59     $1.47      $1.15
=================================================================================


3. INVESTMENT SECURITIES

The amortized cost, approximate market values, and maturity groupings of investment securities are as follows:

                                                    June 30, 1997          June 30, 1996
                                                 -------------------    -------------------
                                                 Amortized    Market    Amortized    Market
(Dollars in Thousands)                             Cost       Value       Cost       Value
-------------------------------------------------------------------------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
U.S. Government-sponsered agency obligations:
  After 1 but within 5 years                     $  4,000    $  3,954         --         --
  After 5 but within 10 years                      13,000      12,826         --         --
Asset-backed securities:
  After 10 years                                   12,303      12,304     13,991     14,041
Equity Securities                                      12          12         12         12
-------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale   $ 29,315    $ 29,096   $ 14,003   $ 14,053
===========================================================================================

INVESTMENT SECURITIES HELD TO MATURITY:
U.S. treasury securities:
  After 1 but within 5 years                     $  3,464    $  3,503   $  2,428   $  2,425
  After 5 but within 10 years                          --          --      1,011      1,044
U.S Government-sponsored agency obligations:
  After 1 but within 5 years                       54,886      54,675     39,821     39,557
  After 5 but within 10 years                      75,451      74,596     38,952     37,793
-------------------------------------------------------------------------------------------
Total Investment Securities Held to Maturity     $133,801    $132,774   $ 82,212   $ 80,819
===========================================================================================

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities:
    GNMA                                         $ 61,718    $ 61,960   $ 50,176   $ 49,755
    FNMA                                               --          --      3,051      3,020
    FHLMC                                              33          33        753        747
REMIC / CMO's                                     210,511     208,546     76,168     75,085
-------------------------------------------------------------------------------------------
Total Mortgage-backed Sec. Available for Sale    $272,262    $270,539   $130,148   $128,607
===========================================================================================

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
REMIC / CMO's                                    $  2,897    $  2,920         --         --
-------------------------------------------------------------------------------------------
Total Mortgage-backed Sec. Held to Maturity      $  2,897    $  2,920         --         --
===========================================================================================


                                                 June 30, 1997   June 30, 1996
                                                 -----------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                              $   37          $   79
Gross unrealized losses                             $  256          $   29

INVESTMENT SECURITIES HELD TO MATURITY:
Gross unrealized gains                              $   92          $   93
Gross unrealized losses                             $1,119          $1,486

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                              $  398          $   70
Gross unrealized losses                             $2,121          $1,611

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
Gross unrealized gains                              $   23              --

4.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     1997             1996
                                                      (In Thousands)

Balance at January 1,                              $ 12,929         $ 12,779
Provision for loan losses                               100            1,300
Charge-offs                                            (819)          (1,396)
Recoveries                                              120            1,202
----------------------------------------------------------------------------
Balance at June 30,                                $ 12,330         $ 13,885
============================================================================

Average loans                                      $393,833         $441,584
Net charge-offs as a percentage of average loans       0.18%            0.04%
Non-performing loans                               $  2,819         $  5,741
Allowance for loan losses as a percentage of
 non-performing loans                                437.39%          241.85%
Allowance for loan losses as a percentage of
 total loans                                           3.17%            3.28%


5.  NON-PERFORMING ASSETS

                                                           June 30,
                                                       ----------------
                                                        1997      1996
                                                       ----------------
                                                        (In Thousands)

Mortgage loans on real estate                          $2,438    $5,187
Commercial loans                                          226       307
Consumer loans                                            155       247
    Total non-performing loans                          2,819     5,741
Other real estate owned, net                              487       612
                                                       ----------------
    Total non-performing assets                        $3,306    $6,353
                                                       ================

Non-performing loans as a percentage of total loans      0.72%     1.36%
Non-performing assets as a percentage of total assets    0.38%     0.92%


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

The definition of "impaired loans" is not the same as the definition of "non-accrual loans". Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company does not accrue income on loans that are past due 90 days or more except in the case of education loans which are conditionally guaranteed. Education loans which were 90 days or more past due at June 30, 1997 and in accrual status totalled $164,000. The Company may choose to place a loan on non-accrual status while not classifying the loan as impaired if it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan.

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

At June 30, 1997 impaired loans totalled $3.4 million with a related allowance of $520,000 compared with impaired loans at June 30, 1996 of $4.3 million with a related allowance of $730,000. Management believes that the valuation allowance for impaired loans at June 30, 1997 is adequate.

7. FHLBB ADVANCES

          Federal Home Loan Bank of Boston advances consisted of the following:

                                  June 30,
                                1997      1996
                              ------------------
                                (In Thousands)

      7.16% due 1997                -    25,000
      6.05% due 1998           15,000    15,000
      6.66% due 1999           10,000         -
      6.29% due 1999           10,000    10,000
      6.51% due 2000            8,000     8,000
      -----------------------------------------
      Total FHLBB advances    $43,000   $58,000


Item 2:

                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


GENERAL

Dime Financial Corporation of Wallingford, Connecticut (the "Company"), organized in 1988, is the parent company of one wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime") which was organized in 1871. Consolidated assets as of June 30, 1997 were $873.9 million.

The Company provides a full range of banking services to individual and corporate customers through its subsidiary which operates eleven retail banking offices in six contiguous communities within New Haven County, Connecticut. Products and services offered include a variety of savings, time, and checking products, as well as numerous mortgage loans, consumer loans, and commercial loans. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits under the law.


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

In the second quarter of 1997, the Company reported net income of $4.2 million or $0.77 per share compared with net income of $3.0 million or $0.59 per share for the quarter ended June 30, 1996. Net income for the six month period ended June 30, 1997 totalled $7.9 million or $1.47 per share compared with net income of $5.9 million or $1.15 per share for the six month period ended June 30, 1996. Results for 1997 were affected primarily by a lower provision to the allowance for loan losses, an improvement in net interest income and a reduction in operating expenses.

The provision to the allowance for loan losses totalled $50,000 for the quarter ended June 30, 1997 compared with a provision of $600,000 during the second quarter of 1996. The provision to the allowance for loan losses for the six months ended June 30, 1997 totalled $100,000 compared with $1.3 million for the year earlier period. The change in the provision from 1996 reflects a reduction in non-performing loans and total loans outstanding as well as improvement in the coverage ratio of the allowance for loan losses to non-performing loans.

Net interest income totalled $7.1 million for the quarter ended June 30, 1997 representing a net interest rate spread ("spread") of 2.90% and a net interest margin ("margin") of 3.42% compared with net interest income of $6.9 million for the quarter ended June 30, 1996 representing a spread of 3.61% and a margin of 4.15%. Net interest income for the six months ended June 30, 1997 totalled $13.8 million representing a spread of 2.91% and a margin of 3.45% as compared with net interest income of $13.3 million for the six months ended June 30, 1996 representing a spread of 3.51% and a margin of 4.05%. The increase in net interest income was primarily caused by a larger volume of interest-earning assets which was partially offset by a decrease in the spread and margin. The decrease in the spread and margin was due primarily to the combination of higher costing deposits, a lower loan yield, and a greater volume of short-term investments, on average, as a percentage of assets.

Operating expenses, excluding the net cost of operations of other real estate owned ("OREO operations") equalled $3.3 million for the quarter ended June 30, 1997 compared with $3.9 million for the second quarter of 1996. Total operating expenses excluding OREO operations for the six month period ended June 30, 1997 were $6.7 million compared with $7.6 million for the six month period ended June 30, 1996. The decrease in operating expenses during 1997 was caused primarily by a decrease in occupancy and equipment expenses resulting from the outsourcing of data processing operations during the second quarter of 1996.

OREO operations may include gains or losses on the sale of OREO, writedowns of OREO, and expenses to operate and maintain OREO. The net cost of operation of OREO equalled a net cost of $48,000 for the second quarter of 1997 compared with a net gain of $136,000 for the second quarter of 1996. For the first six months of 1997 the OREO operations equalled a net cost of $99,000 compared with a net gain of $290,000 for the same period in 1996. The increase in costs during 1997 was primarily due to a reduction in gains realized on the sales of OREO compared with the first six months of 1996.

At June 30, 1997, the Company's allowance for loan losses was $12.3 million or 437.39% of non-performing loans, 372.99% of non-performing assets, and 3.17% of total loans. At December 31, 1996, the allowance for loan losses was $12.9 million, or 503.07% of non-performing loans, 342.02% of non-performing assets, and 3.23% of total loans. At June 30, 1996, the allowance for loan losses was $13.9 million, or 241.85% of non-performing loans, 218.54% of non-performing assets, and 3.28% of total loans.

At June 30, 1997, non-performing loans totalled $2.8 million, or 0.72% of total loans, compared with $2.6 million, or 0.64% of total loans at December 31, 1996, and compared with $5.7 million, or 1.36% of total loans at June 30, 1996. Other real estate owned totalled $487,000 at June 30, 1997, compared with $1.2 million at December 31, 1996 and $612,000 at June 30, 1996. Total non-performing assets, were $3.3 million, or 0.38% of total assets at June 30, 1997, compared with $3.8 million or 0.50% of total assets at December 31, 1996, and compared with $6.4 million or 0.92% of total assets at June 30, 1996.

Total assets grew to $873.9 million at June 30, 1997 representing an increase of $122.6 million or 16% from December 31, 1996 and increased $184.9 million or 27% from June 30, 1996. The growth in assets was due to an increase in the investment securities portfolio and was funded by deposit growth. Investment securities, excluding the investment in FHLBB stock, totalled $436.3 million at June 30, 1997 representing an increase of $131.1 million or 43% from December 31, 1996 and representing an increase of $211.5 million or 94% from June 30, 1996. Deposits totalled $755.8 million at June 30, 1997 representing an increase of $129.7 million or 21% from December 31, 1996 and representing an increase of $186.4 million or 33% from June 30, 1996. The growth in deposits was the result of enhanced retail marketing efforts. In addition, $23 million of brokered deposits were added as compared with the prior year.

Gross loans totalled $389.5 million at June 30, 1997 representing a decrease of $10.7 million or nearly 3% from December 31, 1996 and down $33.5 million or 8% from June 30, 1996. The reduction in total loans outstanding was caused primarily by a decrease in the demand for quality loans.


ASSET QUALITY

The composition of the Company's balance sheet has changed over the past year. Fierce competition and highly competitive pricing tempered loan production as management believed that the pricing necessary to sustain the loan portfolio was inconsistent with the risk presented. As a result, the Company directed its focus to the investment securities portfolio. The Company's investment securities portfolio equalled $436.3 million representing 50% of total assets at June 30, 1997 compared with $224.9 million or approximately 33% of total assets at June 30, 1996. While the portfolio increased over the past year, the quality of the investments continue to be of the highest caliber consisting entirely of U.S. Treasury securities, U.S. Government Agency securities, U.S. Government-Sponsored Agency securities and AAA rated non-Agency securities. Included within the total portfolio are $211.4 million of collateralized mortgage obligations ("CMO").

Ongoing loan review procedures assess loan quality in addition to providing the Board and management with analysis to determine that the allowance for loan losses is sufficient given the risks inherent in the loan portfolio at a point in time. During the second quarter of 1997 the Company added $50,000 to the allowance for loan losses compared with a provision of $600,000 in the second quarter of 1996. The Company added $100,000 for the first six months of 1997 compared with a provision of $1.3 million for the same period in 1996. The decreased provision in 1997 reflects a reduction in non-performing loans and total loans outstanding as well as improvement in the coverage ratio of the allowance for loan losses to non-performing loans.

In addition to non-performing loans, management has classified performing loans totalling $1.6 million as substandard for internal purposes, at June 30, 1997 compared with $1.2 million at June 30, 1996 and compared with $3.3 million at December 31, 1996. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are still performing and management does not have serious doubt as to their collectibility.


ASSET / LIABILITY MANAGEMENT

The primary objective of asset / liability management is to maximize net interest income while ensuring adequate liquidity, and maintaining an appropriate balance between interest rate sensitive assets and interest rate sensitive liabilities. Interest rate sensitivity management seeks to minimize fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

The Company has an asset / liability committee ("ALCO") which meets weekly to discuss loan and deposit pricing and trends, current liquidity and interest rate risk positions, interest rates and economic trends and other relevant information. To aid in the measurement of interest rate risk, the Company utilizes an asset / liability model which, given many key assumptions, projects estimated results within the constraints of those assumptions. The model is also used to estimate movement within the balance sheet, given certain scenarios, and to measure the effects of that movement on net interest income.

During the second quarter of 1997, Dime entered into interest rate contracts in order to hedge against future changes in net interest income caused by fluctuations in the level of prevailing interest rates. Dime purchased an interest rate floor contract with a notional value of $10.0 million for a three year period. This hedge was purchased in order to mitigate the impact of falling interest rates which could cause increases in prepayment within the loan, mortgage-backed security, and CMO portfolios. The contract calls for payments to be made to Dime when the three month London Interbank Offering Rate ("LIBOR" or "the index") falls below a specified level at certain measurement dates. The premium for this contract is amortized over the life of the contract and is recorded as a reduction of interest income.

Dime also entered into interest rate cap corridor contracts with a notional amount totalling $20.0 million for a three year period. This hedge was purchased in order to mitigate the impact of rising interest rates which could cause an increase in the cost of funds. This contract calls for payments to be made to the Bank when the same index rises above a specified level at certain measurement dates. The premium for these contracts is amortized over the life of the contract and is recorded as an increase in interest expense. The costs of these contracts are fixed to Dime. No interest rate contracts were outstanding prior to the second quarter of 1997.


LIQUIDITY MANAGEMENT

Liquidity management involves the ability to meet the cash flow requirements of the Company's loan and deposit customers. Cash on hand, deposits at other financial institutions, interest-bearing deposits with an original maturity of three months or less, and Federal funds sold are the principal sources of liquidity. Cash and cash equivalents amounted to $32.7 million at June 30, 1997, compared with $29.0 million at June 30, 1996. Cash and cash equivalents represented 3.74% of total assets at June 30, 1997 compared with 4.20% of total assets at June 30, 1996. The Company believes that liquidity is sufficient to meet currently known demands and commitments.

Principal sources of funds include cash receipts from deposits, loan principal and interest payments, earnings on investments, and proceeds from amortizing and maturing investments. The current principal uses of funds include disbursements to fund investment purchases, loan originations, payments of interest on deposits, and payments to meet operating expenses.

During the first six months of 1997, deposits increased by $129.7 million from $626.1 million at December 31, 1996 to $755.8 million at June 30, 1997. In addition to the increase in the retail deposit base, Dime sold retail brokered certificates of deposit ("brokered deposits"). During 1996, when these were first introduced, the Bank sold $3 million of brokered deposits. During the first six months of 1997, Dime sold an additional $20 million of brokered deposits, to total $23 million at June 30, 1997.

Dime is a member of the Federal Home Loan Bank of Boston ("FHLBB") and as a member may borrow from the FHLBB to secure additional funds. At June 30, 1997, FHLBB borrowings equalled $43.0 million, down from $58.0 million at year-end 1996 and June 30, 1996. Funds may be derived from the FHLBB, retail brokered certificates, or from other alternative funding sources. In April of 1997 a $25.0 million borrowing matured with the FHLBB. The Company replaced this borrowing with a combination of retail brokered certificates and borrowings from the FHLBB with terms of two to four years.

The Company's primary source of funds is in the form of dividends received from its subsidiary bank, Dime. Therefore, the liquidity and the capital resources of the Company are largely dependent upon the liquidity, profitability, and capital position of its subsidiary, and the ability of the subsidiary to declare and pay dividends under applicable laws and regulations. The Company must comply with the capital ratio requirements set by the Board of Governors of the Federal Reserve while Dime must comply with the capital ratio requirements set by the FDIC. At June 30, 1997 the Tier 1 leverage capital ratio of Dime was 8.12%. The following table presents the Company's risk-based and leverage capital ratios:

                                                 June 30,
                                   Required   1997      1996
                                              ---------------
      Tier I risk-based capital      4.0%     19.30%    16.94%
      Total risk-based capital       8.0%     20.58%    18.22%
      Leverage capital               4.0%      8.13%     8.05%


On July 16, 1997 the Board of Directors declared a regular quarterly dividend payment of $0.10 per share payable on August 15, 1997 to shareholders of record on July 31, 1997.


COMPARATIVE ANALYSIS

The following table sets forth the dollar increases (decreases) in the components of the Company's consolidated statements of operations during the periods indicated and is followed by management's discussion of the various changes.

                                  Three months ended   Six months ended
                                     June 30, 1997      June 30, 1997
                                      compared to        compared to
                                     June 30, 1996      June 30, 1996
                                  -------------------------------------

Interest income                         $2,376              $3,987
Interest expense                         2,180               3,519
                                        --------------------------
Net interest income                        196                 468
Provision for loan losses                 (550)             (1,200)
Investment securities gains, net            (6)               (154)
Other operating income                       3                  12
Other operating expenses                  (369)               (509)
                                        --------------------------
Income before income taxes               1,112               2,035
Income tax expense                           2                  10
                                        --------------------------
Net income                              $1,110              $2,025
                                        ==========================


                 Quarter  and Six months Ended June 30, 1997
                                Compared with
                 Quarter and Six months Ended June 30, 1996


General. Net income for the quarter ended June 30, 1997, was $4.2 million or $0.77 per share, compared with net income of $3.0 million or $0.59 per share for the same period in 1996. Net income for the six months ended June 30, 1997 totalled $7.9 million or $1.47 per share compared with $5.9 million or $1.15 per share for the first six months of 1996. The change in net income was influenced primarily by a decrease in the provision for loan losses, an improvement in net interest income and a decrease in operating expenses.

Interest Income. Interest income for the quarter ended June 30, 1997 totalled $15.5 million representing an average yield on interest earning assets of 7.50% and totalled $29.7 million for the six months ended June 30, 1997 representing an average yield on interest earning assets of 7.49%. Interest income for the quarter ended June 30, 1996 totalled $13.1 million and represented an average yield on interest earning assets of 7.89% and totalled $25.7 million for the six months ended June 30, 1996 and represented an average yield of 7.84%. The increase in interest income was caused primarily by an increase in the volume of interest-earning assets. The decrease in yield was caused primarily by a decrease in the volume of higher yielding loans and an increase in the volume of lower yielding investment securities. Interest income for the quarter and six months ended June 30, 1996 was favorably affected by the recovery of $637,000 of interest income from the payoff of a large commercial mortgage that had been restructured. These interest payments had previously been recorded as reductions of principal.

Interest Expense. Interest expense totalled $8.4 million for the quarter ended June 30, 1997 representing an average cost of funds of 4.60% and totalled $15.9 million for the six months ended June 30, 1997 representing an average cost of funds of 4.58%. Total interest expense for the quarter ended June, 1996 was $6.2 million which represented an average cost of funds of 4.28% and totalled $12.4 million for the first six months of 1996 which represented an average cost of funds of 4.33%. The increase in interest expense was caused primarily by an increase in the volume of interest-bearing deposits. The increase in the cost of funds was caused by an increase in the volume of higher-costing certificates of deposit versus lower-costing savings deposits.

Net Interest Income. Net interest income totalled $7.1 million for the quarter ended June 30, 1997 compared with $6.9 million for the quarter ended June 30, 1996. Net interest income totalled $13.8 million for the first half of 1997 compared with $13.3 million for the first six months of 1996. The net interest rate spread for the quarter ended June 30, 1997 was 2.90% compared with 3.61% for the quarter ended June 30, 1996. The net interest rate spread for the six months ended June 30, 1997 was 2.91% down from the prior year spread of 3.51%. The net interest margin was 3.42% for the second quarter of 1997 compared with a net interest margin of 4.15% for the second quarter of 1996. The net interest margin was 3.45% for the first half of 1997 compared with a net interest margin of 4.05% for the six months ended June 30, 1996. The following table summarizes the yields for the major components of net interest income for the periods presented:

                      Comparative Interest Spread Table
                    For the quarters and six months ended

                                       Quarter   Quarter     YTD       YTD
                                       6/30/97   6/30/96   6/30/97   6/30/96
                                       -------------------------------------

Interest Earning Assets:
Loans                                   8.22%     8.65%     8.17%     8.54%
Investment Securities                   6.93%     6.58%     6.90%     6.49%
Federal Funds Sold                      5.46%     5.23%     5.32%     5.24%
Yield on Interest Earning Assets        7.50%     7.89%     7.49%     7.84%

Interest Bearing Liabilities:
Deposits                                4.47%     3.99%     4.41%     4.03%
Borrowings                              6.35%     6.75%     6.50%     6.93%

Cost of Interest Bearing Liabilities    4.60%     4.28%     4.58%     4.33%

Net Interest Rate Spread                2.90%     3.61%     2.91%     3.51%

Net Interest Margin                     3.42%     4.15%     3.45%     4.05%

Provision for Loan Losses. The provision to the allowance for loan losses for the quarter ended June 30, 1997 totalled $50,000 compared with a provision of $600,000 for the second quarter of 1996. The provision for the first six months of 1997 totalled $100,000 compared with a provision of $1.3 million for the first half of 1996.

Investment Securities Gains (Losses), Net. The Company recorded $17,000 of net realized investment security gains during the first half of 1997 compared with net realized security gains of $171,000 booked during the year earlier period.

Other Operating Income. Other operating income totalled $488,000 for the second quarter of 1997 compared with $485,000 in the second quarter of 1996 and totalled $1.0 million for the first half of 1997 compared with $991,000 for the first half of 1996. The following table comparatively summarizes the categories of other operating income:


OTHER OPERATING INCOME:

                                Quarter   Quarter     YTD       YTD
(Dollars in thousands)          6/30/97   6/30/96   6/30/97   6/30/96
                                -------------------------------------

Deposit account fees              $403      $396      $800      $789

Customer service fees               34        34        68        66

Fees from savings bank life
insurance sales                     28        31       101        95

Loan and loan servicing fees        13        12        22        24

Other fees                          10        12        12        17
                                  ----------------------------------
Total Other Operating Income      $488      $485    $1,003      $991
                                  ==================================

Other Operating Expenses. Total operating expenses, including OREO operations, equalled $3.4 million for the second quarter of 1997 compared with total operating expenses of $3.8 million for the second quarter of 1996. Total operating expenses for the six month period ended June 30, 1997 were $6.8 million compared with $7.3 million for the six month period ended June 30, 1996. The following table comparatively illustrates the categories of operating expenses:


OPERATING EXPENSES

(Dollars in thousands)
                                     Quarter    Quarter     YTD       YTD
                                     6/30/97    6/30/96   6/30/97   6/30/96
                                     --------------------------------------

Salaries and Employee Benefits       $1,696     $1,643     $3,345   $3,408
Professional Services                   556        578      1,139    1,094
Occupancy and Equipment                 506        939        971    1,613
FDIC Assessment                          20         40         38       78
Net Cost (Gain) of OREO operations       48       (136)        99     (290)
Restructure Expense, net                 --        182         --      340
Other Operating Expenses                569        518      1,191    1,049
                                     -------------------------------------
Total Operating Expenses             $3,395     $3,764     $6,783   $7,292
                                     =====================================


DIME FINANCIAL CORPORATION AND SUBSIDIARY

PART II    OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders

           a. The annual meeting of shareholders was held on Wednesday, April 23, 1997 (the "annual meeting").

           b.  Two matters were submitted to a vote at the annual meeting.

               1. The election of four directors for a three year term who, with the six directors whose terms of office did not expire at the annual meeting, constitute the full Board of Directors.

                                           Total Votes       Total Votes
                                        For Each Director      Withheld
                                        --------------------------------

               Richard H. Dionne            4,390,436           74,700
               Robert Nicoletti, Ph.D.      4,377,884           87,252
               Richard D. Stapleton         4,390,811           74,325
               Fred A. Valenti              4,385,385           78,751


               2. The ratification of the appointment of KPMG Peat Marwick, LLP as independent auditors for the fiscal year ending December 31, 1997.

                                 For       Against    Abstain
                              ---------    -------    -------

               Total Votes    4,447,184     9,967      7,985

Item 6     Exhibits and Reports on Form 8-K

           a.  The following exhibits are included in this report:

           Exhibit No.                Description
           -----------                -----------

               19 Report furnished to the Company's shareholders for the quarter ended June 30, 1997.

               27          Financial Data Schedule


           b. No report on form 8-K has been filed by the registrant with the Securities and Exchange Commission during the quarter ended June 30, 1997.

DIME FINANCIAL CORPORATION AND SUBSIDIARY


                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DIME FINANCIAL CORPORATION


Date:  August 4, 1997             /s/ Richard H. Dionne
                                  Richard H. Dionne
                                  President & Chief Executive Officer



Date:  August 1, 1997             /s/ Albert E. Fiacre, Jr.
                                  Albert E. Fiacre, Jr.
                                  Executive Vice President
                                   and Chief Financial Officer



Date:  August 4, 1997             /s/ Robert P. Simon
                                  Robert P. Simon
                                  Vice President & Comptroller


                                EXHIBIT INDEX


Exhibit No.                      Description
-----------                      -----------

    19 Report furnished to the Company's shareholders for the quarter ended June 30, 1997.


    27          Financial Data Schedule