Form 10-Q
period 1997-09-30
DIME FINANCIAL CORP /CT/
filed 1997-11-14
CIK 841909

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________.


                        Commission File Number 0-17494


                          DIME FINANCIAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Connecticut                             06-1237470
-------------------------------------------------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


  95 Barnes Road, Wallingford, Connecticut               06492
-------------------------------------------------------------------------------
  (address of principal executive offices)             (zip code)


Registrant's telephone number, including area code:  (203) 269-8881

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

Common Stock - $1.00 par value; 5,162,237 shares were outstanding as of October 31, 1997.


The total number of pages in this report is 29
Exhibit Index is on page 25

                   DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                               Page No.
                                                                               --------
Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Statements of Condition
           September 30, 1997 and 1996 (unaudited) and December 31, 1996            3

         Consolidated Statements of Operations
           Three months ended September 30, 1997 and 1996 (unaudited) and
           nine months ended September 30, 1997 and 1996 (unaudited)                3

         Selected Financial Highlights                                              3

         Consolidated Statement of Changes in Shareholders' Equity (unaudited)      4

         Consolidated Statements of Cash Flows
           Nine months ended September 30, 1997 and 1996 (unaudited)                5

         Notes to Consolidated Financial Statements (unaudited)                  6-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  12-22


Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                          23

Signatures                                                                         24

Exhibit Index                                                                      25

Part I. - FINANCIAL INFORMATION

      Item 1. Financial Statements

      The registrant incorporates herein by reference the following information from its Quarterly Report to Shareholders for the quarters ended September 30, 1997 and 1996, filed as Exhibit 19 hereto:


      Consolidated Statements of Condition (unaudited)

      Consolidated Statements of Operations (unaudited)

      Selected Financial Highlights

                  Dime Financial Corporation and Subisdiary
           Consolidated Statement of Changes in Shareholders' Equity
                    Nine Months Ended September 30, 1997


                                                                                 Net Unrealized
                                                                                 Gain (Loss) on
                                                      Additional    Retained       Available
                                            Common     Paid-in      Earnings        for Sale       Treasury
(dollars in thousands)                      Stock      Capital      (Deficit)      Securities       Stock       Total
                                            ------    ----------    ---------    --------------    --------    -------

Balance at December 31, 1996                $5,481     $ 52,209      $ 8,788        $  (969)       $(2,898)    $62,611
  Net Income                                                          12,319                                    12,319
  Options Exercised                             33          371                                                    404
  Dividends Paid                                                      (1,492)                                   (1,492)
  Change in net unrealized gain (loss)
   on securities available for sale                                                   1,192                      1,192
                                            --------------------------------------------------------------------------
Balance at September 30, 1997               $5,514     $ 52,580      $19,615        $   223        $(2,898)    $75,034
                                            ==========================================================================

                   DIME FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
           Nine months ended September 30, 1997 and 1996 (unaudited)


(Dollars in thousands)                                              1997         1996
                                                                  ---------    ---------

Cash flows from operating activities:
  Net income                                                      $  12,319    $   9,068
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                           150        1,750
    Depreciation and amortization                                       626          755
    Amortization/Accretion investments, net                            (845)        (460)
    Amortization of intangible assets                                   262          263
    Amortization of net deferred loan fees                             (165)         (46)
    Gain on investment securities                                      (161)        (203)
    Gains on sale of other real estate owned                            (59)        (486)
    Increase in accrued income receivable                            (1,783)        (744)
    (Increase) decrease in other assets                                (828)       1,288
    Increase in other liabilities                                     1,388           46
                                                                   ---------------------
        Net cash provided by operating activities                    10,904       11,231
                                                                   ---------------------

  Cash flows from investing activities:
    Available for sale investment securities:
      Proceeds from sale of investment securities                    15,023        4,076
      Investment securities purchased                               (14,997)     (19,745)
      Proceeds from principal payments                                3,042        1,431
    Available for sale mortgage-backed securities:
      Mortgage-backed securities purchased                         (219,192)    (115,690)
      Proceeds from principal payments                               23,754        8,915
      Proceeds from sale of mortgage-backed securities               29,072       62,604
    Held to maturity investment securities:
      Investment securities purchased                               (56,999)     (60,680)
      Proceeds from maturity of investment securities                37,500       22,000
    Held to maturity mortgage-backed securities:
      Mortgage-backed securities purchased                           (2,956)          --
      Proceeds from principal payments                                  148           --
    Net decrease in loans                                            17,657       40,905
    Proceeds from sale of loans                                       1,639        1,326
    Purchase of premises and equipment                                 (142)        (349)
    Proceeds from sale of bank-owned buildings                           --          245
    Proceeds from sale of other real estate owned                       958        1,870
                                                                  ----------------------
        Net cash used by investing activities                      (165,493)     (53,092)
                                                                  ----------------------

  Cash flows from financing activities:
    Net increase in deposits                                        166,422       25,719
    Net payments of FHLB of Boston advances                         (10,000)          --
    Proceeds from exercise of DFC stock options                         377        1,086
    Payments of cash dividends                                       (1,492)      (1,115)
                                                                  ----------------------
        Net cash provided by financing activities                   155,307       25,690
                                                                  ----------------------
Net increase (decrease) in cash and cash equivalents                    718      (16,171)
Cash and cash equivalents at beginning of period                     31,875       35,489
                                                                  ----------------------
Cash and cash equivalents at end of period                        $  32,593    $  19,318
                                                                  ======================

                   DIME FINANCIAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                        September 30, 1997 (unaudited)


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


2. EARNINGS PER SHARE

The calculation of earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding during the periods presented. Actual shares outstanding totalled 5,161,987 at September 30, 1997 and 5,129,289 at September 30, 1996.


                                                     Three Months Ended    Nine Months Ended
                                                     ------------------    ------------------
(dollars in thousands, except share data)            9/30/97    9/30/96    9/30/97    9/30/96
                                                     -------    -------    -------    -------

Net income                                           $ 4,395    $ 3,169    $12,319    $ 9,068
                                                     ========================================

Weighted Average Common Shares and Common Stock
 Equivalents Outstanding                               5,423      5,226      5,356      5,140

Primary earnings per share                           $  0.81    $  0.61    $  2.30    $  1.76
                                                     ========================================

Weighted Average Common Shares and Common Stock
 Equivalents Outstanding                               5,451      5,262      5,439      5,206

Fully diluted earnings per share                     $  0.81    $  0.60    $  2.26    $  1.74
                                                     ========================================

The Financial Accounting Standards Board has recently issued SFAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS. Under the new statement, dual presentation of basic and diluted EPS is required on the face of the income statement for entities with complex capital structures. A reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator is also required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 including interim periods. Upon adoption of SFAS No. 128, the Company expects basic EPS to be slightly higher than the currently disclosed primary EPS. Diluted EPS, under SFAS No. 128, is expected to be comparable to the currently disclosed fully diluted EPS.

3.  INVESTMENT SECURITIES

The carrying values, approximate market values, and maturity groupings of investment securities are as follows:


                                                       September 30, 1997        September 30, 1996
                                                      ---------------------    ----------------------
                                                      Amortized     Market     Amortized     Market
(Dollars in Thousands)                                  Cost        Value        Cost        Value
                                                      ---------    --------    ---------    ---------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
U.S. Government-sponsered agency obligations:
  After 1 but within 5 years                          $  4,000     $  3,997          --            --
  After 5 but within 10 years                            8,000        7,974          --            --
Asset-backed securities:
  After 10 years                                        11,313       11,468    $ 15,350      $ 15,403
Domestic obligations:
  After 5 but within 10 years                               --           --       3,000         2,997
Equity Securities                                           12           12          12            12
                                                      -----------------------------------------------
Total Investment Securities Available for Sale        $ 23,325     $ 23,451    $ 18,362      $ 18,412
                                                      ===============================================

INVESTMENT SECURITIES HELD TO MATURITY:
U.S. treasury securities:
  After 1 but within 5 years                          $  3,470     $  3,528    $  2,435      $  2,435
  After 5 but within 10 years                               --           --       1,011         1,043
U.S Government-sponsored agency obligations:
  Within 1 year                                          2,968        2,993          --            --
  After 1 but within 5 years                            47,934       47,955      50,837        50,426
  After 5 but within 10 years                           85,451       85,202      36,351        35,197
                                                      -----------------------------------------------
Total Investment Securities Held to Maturity          $139,823     $139,678    $ 90,634      $ 89,101
                                                      ===============================================

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities:
  GNMA                                                $ 48,826     $ 49,304    $ 44,810      $ 44,350
  FNMA                                                      --           --       2,905         2,881
  FHLMC                                                     --           --         748           745
REMIC / CMO's                                          278,519      278,284      91,155        89,822
                                                      -----------------------------------------------
Total Mortgage-backed Sec. Available for Sale         $327,345     $327,588    $139,618      $137,798
                                                      ===============================================

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
REMIC / CMO's                                         $  2,805     $  2,804          --            --
                                                      -----------------------------------------------
Total Mortgage-backed Sec. Held to Maturity           $  2,805     $  2,804          --            --
                                                      ===============================================



                                                       September 30, 1997     September 30, 1996
                                                       ------------------     ------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                                       $  155                 $   57
Gross unrealized losses                                      $   29                 $    7

INVESTMENT SECURITIES HELD TO MATURITY:
Gross unrealized gains                                       $  212                 $   55
Gross unrealized losses                                      $  357                 $1,588

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                                       $1,027                 $   10
Gross unrealized losses                                      $  784                 $1,830

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
Gross unrealized losses                                      $    1                     --

4. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:


                                                                         Nine Months Ended
                                                                           September 30,
                                                                       ----------------------
                                                                         1997         1996
                                                                       ---------    ---------
                                                                           (In Thousands)

Balance at January 1,                                                  $ 12,929     $ 12,779
Provision for loan losses                                                   150        1,750
Charge-offs                                                              (1,042)      (2,036)
Recoveries                                                                  149        1,268
                                                                       ---------------------
Balance at September 30,                                               $ 12,186     $ 13,761
                                                                       =====================

Average loans                                                          $390,293     $433,468
Net charge-offs as a percentage of average loans                           0.23%        0.18%
Non-performing loans                                                   $  2,837     $  6,052
Allowance for loan losses as a percentage of non-performing loans        429.47%      227.36%
Allowance for loan losses as a percentage of total loans                   3.21%        3.33%


5. NON-PERFORMING ASSETS


                                                               September 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                              (In Thousands)

Mortgage loans on real estate                              $ 2,437     $ 5,118
Commercial loans                                               204         659
Consumer loans                                                 196         275
     Total non-performing loans                              2,837       6,052
Other real estate owned, net                                   507         825
     Total non-performing assets                           $ 3,344     $ 6,877

Non-performing loans as a percentage of total loans           0.75%       1.47%
Non-performing assets as a percentage of total assets         0.36%       0.99%

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

The definition of "impaired loans" is not the same as the definition of "non-accrual loans". Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company does not accrue income on loans that are past due 90 days or more except in the case of education loans which are conditionally guaranteed. Education loans which were 90 days or more past due at September 30, 1997 and in accrual status totalled $101,000. The Company may choose to place a loan on non-accrual status while not classifying the loan as impaired if it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan.

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

At September 30, 1997 impaired loans totalled $3.1 million with a related allowance of $595,000 compared with impaired loans at September 30, 1996 of $4.0 million with a related allowance of $695,000. Management believes that the valuation allowance for impaired loans at September 30, 1997 is adequate.

7. FHLBB ADVANCES

Federal Home Loan Bank of Boston advances consisted of the following:


                                         September 30,
                                      --------------------
                                        1997        1996
                                      --------    --------
                                         (In Thousands)

        5.61% due 1997                   5,000          --
        7.16% due 1997                      --      25,000
        6.05% due 1998                  15,000      15,000
        6.66% due 1999                  10,000          --
        6.29% due 1999                  10,000      10,000
        6.51% due 2000                   8,000       8,000
        Total FHLBB advances          $ 48,000    $ 58,000

Item 2:

                   DIME FINANCIAL CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

Dime Financial Corporation of Wallingford, Connecticut (the "Company"), organized in 1988, is the parent company of one wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime") which was organized in 1871. Consolidated assets as of September 30, 1997 were $921.5 million.

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

In the third quarter of 1997, the Company reported net income of $4.4 million or $0.81 per share on a fully diluted basis compared with net income of $3.2 million or $0.60 per share on a fully diluted basis for the quarter ended September 30, 1996. Net income for the nine month period ended September 30, 1997 totalled $12.3 million or $2.26 per share on a fully diluted basis compared with net income of $9.1 million or $1.74 per share on a fully diluted basis for the nine month period ended September 30, 1996. Results for 1997 were affected primarily by a lower provision to the allowance for loan losses and improvement in net interest income.

The provision to the allowance for loan losses totalled $50,000 for the quarter ended September 30, 1997 compared with a provision of $450,000 during the third quarter of 1996. The provision to the allowance for loan losses for the nine months ended September 30, 1997 totalled $150,000 compared with $1.8 million for the year earlier period. The change in the provision from 1996 reflects a reduction in non-performing loans and total loans outstanding as well as improvement in the coverage ratio of the allowance for loan losses to non-performing loans.

Net interest income totalled $7.2 million for the quarter ended September 30, 1997 representing a net interest rate spread ("spread") of 2.73% and a net interest margin ("margin") of 3.29% compared with net interest income of $6.3 million for the quarter ended September 30, 1996 representing a spread of 3.20% and a margin of 3.76%. Net interest income for the nine months ended September 30, 1997 totalled $20.9 million representing a spread of 2.85% and a margin of 3.39% as compared with net interest income of $19.6 million for the nine months ended September 30, 1996 representing a spread of 3.40% and a margin of 3.94%. The increase in net interest income was primarily caused by a larger volume of interest-earning assets which was partially offset by a decrease in the spread and margin. The decrease in the spread and margin was due primarily to the combination of higher costing deposits, a lower loan yield, and a greater volume of short-term investments, on average, as a percentage of assets.

Operating expenses, excluding the net cost of operations of other real estate owned ("OREO operations") equalled $3.4 million for the quarter ended September 30, 1997 compared with $3.2 million for the third quarter of 1996. Total operating expenses excluding OREO operations for the nine month period ended September 30, 1997 were $10.1 million compared with $10.8 million for the nine month period ended September 30, 1996. The decrease in operating expenses during 1997 was caused primarily by a decrease in occupancy and equipment expenses resulting from the outsourcing of data processing operations during the second quarter of 1996.

OREO operations may include gains or losses on the sale of OREO, writedowns of OREO, and expenses to operate and maintain OREO. The net cost (benefit) of operation of OREO equalled a net gain of $51,000 for the third quarter of 1997 compared with a net cost of $67,000 for the third quarter of 1996. For the first nine months of 1997 the OREO operations equalled a net cost of $48,000 compared with a net gain of $223,000 for the same period in 1996. The increase in costs during 1997 was primarily due to a reduction in gains realized on the sales of OREO compared with the first nine months of 1996.

At September 30, 1997, the Company's allowance for loan losses was $12.2 million or 429.47% of non-performing loans, 364.39% of non-performing assets, and 3.21% of total loans. At December 31, 1996, the allowance for loan losses was $12.9 million, or 503.07% of non-performing loans, 342.02% of non-performing assets, and 3.23% of total loans. At September 30, 1996, the allowance for loan losses was $13.8 million, or 227.36% of non-performing loans, 200.09% of non-performing assets, and 3.33% of total loans.

At September 30, 1997, non-performing loans totalled $2.8 million, or 0.75% of total loans, compared with $2.6 million, or 0.64% of total loans at December 31, 1996, and compared with $6.1 million, or 1.47% of total loans at September 30, 1996. Other real estate owned totalled $507,000 at September 30, 1997, compared with $1.2 million at December 31, 1996 and $825,000 at September 30, 1996. Total non-performing assets, were $3.3 million, or 0.36% of total assets at September 30, 1997, compared with $3.8 million or 0.50% of total assets at December 31, 1996, and compared with $6.9 million or 0.99% of total assets at September 30, 1996.

Total assets grew to $921.5 million at September 30, 1997 representing an increase of $170.2 million or 23% from December 31, 1996 and increased $229.7 million or 33% from September 30, 1996. The growth in assets was due to an increase in the investment securities portfolio and was funded by deposit growth. Investment securities, excluding the investment in FHLBB stock, totalled $493.7 million at September 30, 1997 representing an increase of $188.4 million or 62% from December 31, 1996 and representing an increase of $246.8 million or 100% from September 30, 1996. Deposits totalled $792.5 million at September 30, 1997 representing an increase of $166.4 million or 27% from December 31, 1996 and representing an increase of $223.5 million or 39% from September 30, 1996. The growth in deposits was the result of enhanced retail marketing efforts. In addition, $28 million of retail brokered deposits were added compared with the prior year.

Gross loans totalled $380.0 million at September 30, 1997 representing a decrease of $20.2 million or 5% from December 31, 1996 and down $32.8 million or nearly 8% from September 30, 1996. The reduction in total loans outstanding was caused primarily by a decrease in the demand for quality loans.


ASSET QUALITY

The composition of the Company's balance sheet has changed over the past year. Fierce competition and highly competitive pricing tempered loan production as management believed that the pricing necessary to sustain the loan portfolio was inconsistent with the risk presented. As a result, the Company focused on the investment securities portfolio. The Company's investment securities portfolio equalled $493.7 million representing approximately 54% of total assets at September 30, 1997 compared with $246.8 million or approximately 36% of total assets at September 30, 1996. While the portfolio increased over the past year, the quality of the investments continue to be of the highest caliber consisting entirely of U.S. Treasury securities, U.S. Government Agency securities, U.S. Government-Sponsored Agency securities and AAA rated non-Agency securities. Included within the total portfolio are $278.3 million of collateralized mortgage obligations ("CMO").

Ongoing loan review procedures assess loan quality in addition to providing the Board and management with analysis to determine that the allowance for loan losses is sufficient given the risks inherent in the loan portfolio at a point in time. During the third quarter of 1997 the Company added $50,000 to the allowance for loan losses compared with a provision of $450,000 in the second quarter of 1996. The Company added $150,000 for the first nine months of 1997 compared with a provision of $1.8 million for the same period in 1996. The decreased provision in 1997 reflects a reduction in non-performing loans and total loans outstanding as well as continued strength in the coverage ratio of the allowance for loan losses to non-performing loans.

In addition to non-performing loans, management has classified performing loans totalling $1.8 million as substandard for internal purposes, at September 30, 1997 compared with $1.6 million at September 30, 1996 and compared with $3.3 million at December 31, 1996. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are still performing and management does not have serious doubt as to their collectibility.


ASSET / LIABILITY MANAGEMENT

The primary objective of asset / liability management is to maximize net interest income while ensuring adequate liquidity, and while maintaining an appropriate balance between interest rate sensitive assets and interest rate sensitive liabilities. Interest rate sensitivity management seeks to minimize fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

The Company has an asset / liability committee ("ALCO") which meets weekly to discuss loan and deposit pricing and trends, current liquidity and interest rate risk positions, interest rates and economic trends and other relevant information. To aid in the measurement of interest rate risk, the Company utilizes an asset / liability management model which, given many key assumptions, projects estimated results within the constraints of those assumptions. The model is also used to estimate movement within the balance sheet, given certain scenarios, and to measure the effects of that movement on net interest income.

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

Dime also entered into interest rate cap corridor contracts with a notional amount totalling $20.0 million for a three year period. This hedge was purchased in order to mitigate the impact of rising interest rates which could cause an increase in the cost of funds. This contract calls for payments to be made to the Bank when the same index rises above a specified level at certain measurement dates. The premiums for these contracts are amortized over the life of the contract and are recorded as an increase in interest expense.

The costs of these contracts are fixed to Dime. No additional interest rate contracts were entered into during the third quarter of 1997 and no interest rate contracts were outstanding prior to the second quarter of 1997.


LIQUIDITY MANAGEMENT

Liquidity management involves the ability to meet the cash flow requirements of the Company's loan and deposit customers. Cash on hand, deposits at other financial institutions, interest-bearing deposits with an original maturity of three months or less, and Federal funds sold are the principal sources of liquidity. Cash and cash equivalents amounted to $32.6 million at September 30, 1997, compared with $19.3 million at September 30, 1996. Cash and cash equivalents represented 3.54% of total assets at September 30, 1997 compared with 2.79% of total assets at September 30, 1996. The Company believes that liquidity is sufficient to meet currently known demands and commitments.

Principal sources of funds include cash receipts from deposits, loan principal and interest payments, earnings on investments, and proceeds from amortizing and maturing investments. The current principal uses of funds include disbursements to fund investment purchases, loan originations, payments of interest on deposits, and payments to meet operating expenses.

During the first nine months of 1997, deposits increased by $166.4 million from $626.1 million at December 31, 1996 to $792.5 million at September 30, 1997. In addition to the increase in the retail deposit base, Dime sold retail brokered certificates of deposit ("brokered deposits"). During 1996, when these were first introduced, the Bank sold $3 million of brokered deposits. During the first nine months of 1997, Dime sold an additional $25 million of brokered deposits, to total $28 million at September 30, 1997.

Dime is a member of the Federal Home Loan Bank of Boston ("FHLBB") and as a member may borrow from the FHLBB to secure additional funds. At September 30, 1997, FHLBB borrowings equalled $48.0 million, down from $58.0 million at year-end 1996 and September 30, 1996. Funds may be derived from the FHLBB, retail brokered certificates, or from other alternative funding sources.

The Company's primary source of funds is in the form of dividends received from its subsidiary bank, Dime. Therefore, the liquidity and the capital resources of the Company are largely dependent upon the liquidity, profitability, and capital position of its subsidiary, and the ability of the subsidiary to declare and pay dividends under applicable laws and regulations. The Company must comply with the capital ratio requirements set by the Board of Governors of the Federal Reserve while Dime must comply with the capital ratio requirements set by the FDIC. At September 30, 1997 the Tier 1 leverage capital ratio of Dime was 8.13%. The following table presents the Company's risk-based and leverage capital ratios:


                                                      September 30,
                                                    ----------------
                                        Required     1997      1996
                                        --------    ------    ------

        Tier I risk-based capital         4.0%      19.94%    17.62%
        Total risk-based capital          8.0%      21.22%    18.90%
        Leverage capital                  4.0%       8.14%     8.41%


On October 15, 1997 the Board of Directors increased the regular quarterly dividend payment to $0.11 per share payable on November 18, 1997 to shareholders of record on November 4, 1997.

COMPARATIVE ANALYSIS

The following table sets forth the dollar increases (decreases) in the components of the Company's consolidated statements of operations during the periods indicated and is followed by management's discussion of the various changes.



                                       Three months ended    Nine months ended
                                       September 30, 1997    September 30, 1997
                                          compared to            compared to
                                       September 30, 1996    September 30, 1996
                                       ------------------    ------------------

Interest income                              $3,690                $7,677
Interest expense                              2,824                 6,343
                                             ----------------------------
Net interest income                             866                 1,334
Provision for loan losses                      (400)               (1,600)
Investment securities gains, net                112                   (42)
Other operating income                          (18)                   (6)
Other operating expenses                         99                  (410)
                                             ----------------------------
Income before income taxes                    1,261                 3,296
Income tax expense                               35                    45
                                             ----------------------------
Net income                                   $1,226                $3,251
                                             ============================


               Quarter and Nine months Ended September 30, 1997
                                 Compared with
               Quarter and Nine months Ended September 30, 1996


General. Net income for the quarter ended September 30, 1997, was $4.4 million or $0.81 per share, compared with net income of $3.2 million or $0.60 per share for the same period in 1996. Net income for the nine months ended September 30, 1997 totalled $12.3 million or $2.26 per share compared with $9.1 million or $1.74 per share for the first nine months of 1996. The change in net income was influenced primarily by a decrease in the provision for loan losses and an improvement in net interest income.

Interest Income. Interest income for the quarter ended September 30, 1997 totalled $16.3 million representing an average yield on interest earning assets of 7.44% and totalled $46.0 million for the nine months ended September 30, 1997 representing an average yield on interest earning assets of 7.47%. Interest income for the quarter ended September 30, 1996 totalled $12.6 million and represented an average yield on interest earning assets of 7.49% and totalled $38.3 million for the nine months ended September 30, 1996 and represented an average yield of 7.72%. The increase in interest income was caused primarily by an increase in the volume of interest-earning assets. The decrease in yield was caused primarily by a change in the mix of interest-earning assets as higher yielding loans decreased and lower yielding investment securities increased.

Interest Expense. Interest expense totalled $9.2 million for the quarter ended September 30, 1997 representing an average cost of funds of 4.71% and totalled $25.0 million for the nine months ended September 30, 1997 representing an average cost of funds of 4.62%. Total interest expense for the quarter ended September 30, 1996 was $6.3 million which represented an average cost of funds of 4.29% and totalled $18.7 million for the first nine months of 1996 which represented an average cost of funds of 4.32%. The increase in interest expense was caused primarily by an increase in the volume of interest-bearing deposits. The increase in the cost of funds was caused by an increase in the volume of higher-costing certificates of deposit versus lower-costing savings deposits. In addition, during the latter part of 1996 and into 1997 the Company introduced an aggressive marketing effort to highlight our money market product, the insured investment account. Success in this effort has generated growth of $36.6 million during the first nine months of 1997.

In an effort to expand and diversify the funding alternatives traditionally utilized, Dime sold retail brokered certificates of deposit ("brokered deposits") and actively solicited a local municipality for deposits. During the first nine months of 1997, Dime sold $25 million of brokered deposits, to increase the portfolio outstanding to $28 million at September 30, 1997. Municipal time deposits increased $17.0 million during 1997 to total $18.5 million at September 30, 1997.

Net Interest Income. Net interest income totalled $7.2 million for the quarter ended September 30, 1997 compared with $6.3 million for the quarter ended September 30, 1996. Net interest income totalled $20.9 million for the first nine months of 1997 compared with $19.6 million for the first nine months of 1996. The net interest rate spread for the quarter ended September 30, 1997 was 2.73% compared with 3.20% for the quarter ended September 30, 1996. The net interest rate spread for the nine months ended September 30, 1997 was 2.85% down from the prior year spread of 3.40%. The net interest margin was 3.29% for the third quarter of 1997 compared with a net interest margin of 3.76% for the third quarter of 1996. The net interest margin was 3.39% for the first nine months of 1997 compared with a net interest margin of 3.94% for the nine months ended September 30, 1996. The following table summarizes the yields for the major components of net interest income for the periods presented:

                      Comparative Interest Spread Table
                   For the quarters and nine months ended



                                         Quarter    Quarter      YTD        YTD
                                         9/30/97    9/30/96    9/30/97    9/30/96
                                         -------    -------    -------    -------

Interest Earning Assets:
Loans                                     8.25%      8.01%      8.20%      8.37%
Investment Securities                     6.89%      6.72%      6.89%      6.57%
Federal Funds Sold                        5.54%      5.26%      5.36%      5.23%

Yield on Interest Earning Assets          7.44%      7.49%      7.47%      7.72%

Interest Bearing Liabilities:
Deposits                                  4.61%      4.03%      4.48%      4.03%
Borrowings                                6.30%      6.63%      6.44%      6.83%

Cost of Interest Bearing Liabilities      4.71%      4.29%      4.62%      4.32%

Net Interest Rate Spread                  2.73%      3.20%      2.85%      3.40%

Net Interest Margin                       3.29%      3.76%      3.39%      3.94%


Provision for Loan Losses. The provision to the allowance for loan losses for the quarter ended September 30, 1997 totalled $50,000 compared with a provision of $450,000 for the third quarter of 1996. The provision for the first nine months of 1997 totalled $150,000 compared with a provision of $1.8 million for the first nine months of 1996.

Investment Securities Gains (Losses), Net. The Company recorded $161,000 of net realized investment security gains during the first nine months of 1997 compared with net realized security gains of $203,000 recorded during the year earlier period.

Other Operating Income. Other operating income totalled $534,000 for the third quarter of 1997 compared with $552,000 in the third quarter of 1996 and totalled $1.5 million for the first nine months of 1997 and 1996. The following table comparatively summarizes the categories of other operating income:

OTHER OPERATING INCOME:


                                                  Quarter    Quarter      YTD        YTD
(Dollars in thousands)                            9/30/97    9/30/96    9/30/97    9/30/96
                                                  -------    -------    -------    -------

Deposit account fees                               $428       $421      $1,228     $1,210

Customer service fees                                40         39         107        105

Fees from savings bank life insurance sales          31         31         132        126

Loan and loan servicing fees                         10         11          33         35

Other fees                                           25         50          37         67
                                                   --------------------------------------
Total Other Operating Income                       $534       $552      $1,537     $1,543
                                                   ======================================


Other Operating Expenses. Total operating expenses, including OREO operations, equalled $3.4 million for the third quarter of 1997 compared with total operating expenses of $3.3 million for the third quarter of 1996. Total operating expenses for the nine month period ended September 30, 1997 were $10.1 million compared with $10.6 million for the nine month period ended September 30, 1996. The following table comparatively illustrates the categories of operating expenses:


OPERATING EXPENSES
(Dollars in thousands)


                                           Quarter    Quarter      YTD        YTD
                                           9/30/97    9/30/96    9/30/97    9/30/96
                                           -------    -------    -------    -------

Salaries and Employee Benefits             $1,740     $1,628     $ 5,085    $ 5,036
Professional Services                         617        574       1,756      1,668
Occupancy and Equipment                       452        534       1,423      2,147
FDIC Assessment                                21          1          59         79
Net Cost (Gain) of OREO operations            (51)        67          48       (223)
Restructure Expense, net                       --         --          --        340
Other Operating Expenses                      579        455       1,770      1,504
                                           ----------------------------------------
      Total Operating Expenses             $3,358     $3,259     $10,141    $10,551
                                           ========================================

Income Taxes. Income tax expense for the third quarter and nine months ended September 30, 1997 totalled $35,000. No income tax expense was recorded during 1996 and the first six months of 1997 because of a reduction in the valuation allowance due to projected earnings.

DIME FINANCIAL CORPORATION AND SUBSIDIARY

PART II OTHER INFORMATION


      Item 6 Exhibits and Reports on Form 8-K

      a.    The following exhibits are included in this report:

      Exhibit No.    Description
      -----------    ----------------------

          19 Report furnished to the Company's shareholders for the quarter ended September 30, 1997.

          27         Financial Data Schedule


      b. No report on form 8-K has been filed by the registrant with the Securities and Exchange Commission during the quarter ended September 30, 1997.

DIME FINANCIAL CORPORATION AND SUBSIDIARY


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DIME FINANCIAL CORPORATION


Date:  November 13, 1997            /s/ Richard H. Dionne
                                    ------------------------------------------
                                        Richard H. Dionne
                                        President & Chief Executive Officer


Date:  November 13, 1997            /s/ Albert E. Fiacre, Jr.
                                    ------------------------------------------
                                        Albert E. Fiacre, Jr.
                                        Executive Vice President and Chief
                                        Financial Officer


Date:  November 13, 1997            /s/ Robert P. Simon
                                    ------------------------------------------
                                        Robert P. Simon
                                        Vice President & Comptroller

                                 EXHIBIT INDEX


      Exhibit No.    Description
      -----------    -----------

          19 Report furnished to the Company's shareholders for the quarter ended September 30, 1997.

          27         Financial Data Schedule