Form 10-K
period 1997-12-31
DIME FINANCIAL CORP /CT/
filed 1998-03-31
CIK 841909

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          -----------------

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------  ------------

Commission file number 0-17494
                       -------

                         Dime Financial Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Connecticut                                      06-1237470
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

95 Barnes Road, Wallingford, Connecticut                      06492
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (203) 269-8881
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------

           None                                         None

         Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $1.00 per share
                   ---------------------------------------
                              (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X No   .
                                                                   ---  ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $163,986,469 on February 28, 1998. On that date, 5,247,567 shares of Common Stock, par value $1.00 per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K as indicated herein.

                                                 Part of 10-K into which
          Document                                     incorporated
          --------                               -----------------------

Annual Report to Shareholders for the fiscal          I, II and IV
year ended December 31, 1997 (the "Annual
Report")

Proxy Statement to Shareholders dated                     III
March 20, 1998 (filed pursuant to
Regulation 14A) (the "Proxy Statement")


                              TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

  Item 1  -  Business                                                        1
  Item 2  -  Properties                                                      9
  Item 3  -  Legal Proceedings                                              10
  Item 4  -  Submission of Matters to a Vote of Security Holders            10
             Executive Officers of the Registrant                           10

PART II

  Item 5  -  Market for Registrant's Common Equity and Related
              Shareholders Matters                                          11
  Item 6  -  Selected Financial Data                                        11
  Item 7  -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11
  Item 7a -  Quantitative and Qualitative Disclosures About Market Risk     11
  Item 8  -  Financial Statements and Supplementary Data                    11
  Item 9  -  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      11

PART III

  Item 10 -  Directors and Executive Officers of the Registrant             12
  Item 11 -  Executive Compensation                                         12
  Item 12 -  Security Ownership of Certain Beneficial Owners and
              Management                                                    12
  Item 13 -  Certain Relationships and Related Transactions                 12

PART IV

  Item 14 -  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                           12


                                   PART I

Item 1 - Business

      The principal executive offices of Dime Financial Corporation (the "Company") and its wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime"), are located at 95 Barnes Road, Wallingford,
Connecticut 06492.  The telephone number of the Company and Dime is (203)
269-8881.

      Other information required by this item appears on page 1 of the Company's 1997 Annual Report to Shareholders (the "1997 Annual Report") under the caption "To Our Shareholders"; on the inside front cover under the caption "Financial Highlights" and on pages 4 through 16 under the caption "Management's Discussion and Analysis of Operations." Such information is incorporated herein by reference and made a part hereof. In addition, certain other information required by this item is set out below.


Recent Event

      On March 31, 1998, the Company entered into a definitive merger agreement (the "Merger Agreement") with HUBCO, Inc. ("HUBCO"). Under the terms of the Merger Agreement each share of the Company's Common Stock will be exchanged for shares of HUBCO common stock with a value of $38.25, provided that the median closing price for HUBCO common stock during a 10-day pricing period ending on the day the parties receive final regulatory approval, is between $36.43 and $41.12. If the median closing HUBCO stock price during this period is greater than $41.12, the exchange ratio will be
0.93 and if it is less than $36.43, the exchange ratio will be 1.05. The Company has certain rights to terminate the agreement if the median closing price of HUBCO common stock during the pricing period is less than $31.43 per share unless HUBCO agrees to deliver shares of HUBCO common stock having a value of $33.00 in exchange for each share of the Company's Common Stock. In connection with the execution of the Merger Agreement, the Company has issued an option to HUBCO which would enable HUBCO to purchase up to 1,040,000 shares of the Company's Common Stock under certain circumstances. The transaction is expected to be treated as a tax-free exchange to holders of the Company's Common Stock and to be accounted for as a pooling of interests. The transaction is subject to federal and state regulatory approvals, approval by the shareholders of the Company and other conditions specified in the Merger Agreement. If the approvals are granted, the transaction is expected to close in the third quarter of 1998.

Interest Rates and Interest Differentials

      The information required by this item appears in the 1997 Annual Report on page 10 under the caption "Average Balances and Interest Rates." Such information is incorporated herein by reference and made a part hereof.

Rate / Volume Analysis

      The information required by this item appears in the 1997 Annual Report on pages 10 through 11 under the caption, "Average Balances and Interest Rates." The rate/volume table appears on page 11. Such information is incorporated herein by reference and made a part hereof.

Non-performing Assets

      The information required by this item appears in the 1997 Annual Report on pages 4 through 5 under the caption, "Asset Quality." Such information is incorporated herein by reference and made a part hereof.

Problem Loans and Allowance for Loan Losses

      Additional information required by this item appears in the 1997 Annual Report on page 6 under the caption, "Allowance for Loan Losses and Provisions to the Allowance for Loan Losses." Such information is incorporated herein by reference and made a part hereof.

      Loans which were in non-accrual status at December 31, 1997 are included within the presentation on page 5 in the table under the caption, "Asset Quality," of the 1997 Annual Report. In addition to the disclosure on pages 4 through 5 of the 1997 Annual Report, management has internally classified $1.8 million of loans as substandard at December 31, 1997. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are still performing. Management does not have serious doubt as to their collectibility and believes that the amounts allocated to these loans in the allowance for loan losses are adequate.

      The Company's allowance for loan losses as allocated between loan types for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are set forth in the following table.

                                                                 December 31,
                              ----------------------------------------------------------------------------------
                                        1997                        1996                        1995
                              -------------------------   -------------------------   --------------------------
                                            Loans in                    Loans in                     Loans in
                                           Category as                 Category as                  Category as
                              Amount of   Percentage of   Amount of   Percentage of   Amount of    Percentage of
(Dollars in Thousands)         Reserve     Total Loans     Reserve     Total Loans     Reserve      Total Loans
                              ----------------------------------------------------------------------------------

Reserve allocated to:
  Mortgage loans:
    Residential real estate    $ 5,406         78.9%       $ 5,742         79.8%       $ 3,323          78.3%
    Commercial real estate       2,651          7.0          3,162          8.4          6,693           9.6
    Builders' & land                18          0.2             19          0.1             84           0.3
  Commercial loans                 445          2.8            461          0.7            754           1.0
  Consumer loans                   669         11.1            767         11.0            870          10.8
Unallocated allowance            3,163                       2,778                       1,055
                               -------                     -------                     -------

Total                          $12,352        100.0%       $12,929        100.0%       $12,779         100.0%
                               =============================================================================

                                                   December 31,
                              -----------------------------------------------------
                                        1994                        1993
                              -------------------------   -------------------------
                                            Loans in                    Loans in
                                           Category as                 Category as
                              Amount of   Percentage of   Amount of   Percentage of
(Dollars in Thousands)         Reserve     Total Loans     Reserve     Total Loans
                              -----------------------------------------------------

Reserve allocated to:
  Mortgage loans:
    Residential real estate    $2,198          77.2%       $ 1,969         72.3%
    Commercial real estate      5,237          11.2          7,594         14.9
    Builders' & land              195           0.8            281          1.0
      Commercial loans          1,136           1.4          3,234          2.6
      Consumer loans              560           9.4            984          9.2
                               ------------------------------------------------
Total                          $9,326         100.0%       $14,062        100.0%
                               ================================================

Investment Securities

      Additional information required by this item appears in the 1997 Annual Report on pages 23 through 24 under the caption "Note 4: Investment and Mortgage-backed Securities". Such information is incorporated herein by reference and made a part hereof. The carrying values of investment securities were as follows:

                                                                December 31,
                                                      --------------------------------
                                                        1997        1996        1995
                                                      --------------------------------
                                                           (Dollars in Thousands)
Investment Securities Available for Sale:
U.S. treasury securities                              $      -    $      -    $  4,029
U.S. government agency obligations                       5,404      11,815           -
Other bonds and notes                                        -           -       4,097
Asset-backed securities                                 10,673      14,406           -
Equity securities                                        1,528          12          12
                                                      --------------------------------
Total Available for Sale                              $ 17,605    $ 26,233    $  8,138
                                                      ================================

Mortgage-backed Securities Available for Sale:
Mortgage-backed securities                            $ 48,651    $ 23,861    $ 47,912
REMIC's/CMO's                                          332,090     134,867      47,278
                                                      --------------------------------
Total Mortgage-backed Securities Available for Sale   $380,741    $158,728    $ 95,190
                                                      ================================

Investment Securities Held to Maturity:
U.S. treasury securities                              $  3,477    $  3,452    $  1,013
U.S. government agency obligations                     131,560     116,805      46,885
                                                      --------------------------------
Total Held to Maturity                                $135,037    $120,257    $ 47,898
                                                      ================================

Loans

      Additional information required by this item appears in the 1997 Annual Report on pages 11 and 12 under the caption "Lending Activities" and on pages 24 through 25 under the caption "Note 5: Loans Receivable." This information is incorporated herein by reference and made a part hereof. The following table sets forth the contractual maturities of the loan portfolio at December 31, 1997:

                                                                  Due after
                                                    Due in one    one before    Due after
                                                   year or less   five years    five years
                                                   ---------------------------------------
                                                           (Dollars in Thousands)
Adjustable rate loans:
  Mortgage Loans:
    Residential real estate - owner occupied          $   159      $ 1,159       $106,648
    Residential real estate - non-owner occupied           66          762         26,204
    Commercial real estate                                146        2,182         20,137
    Builders and Land                                       -            -            594
  Consumer loans                                        2,281        2,852         10,686
  Commercial loans                                         86          437          2,991
                                                      -----------------------------------
Total adjustable rate loans                             2,738        7,392        167,260
                                                      -----------------------------------

Fixed rate loans:
  Mortgage Loans:
    Residential real estate - owner occupied              761        7,392        151,797
    Residential real estate - non-owner occupied            -           44            364
    Commercial real estate                                525          229          2,970
  Consumer loans                                        4,102        6,390         15,399
  Commercial loans                                      2,582        3,860            345
                                                      -----------------------------------
Total fixed rate loans                                  7,970       17,915        170,875
                                                      -----------------------------------
Total loans                                           $10,708      $25,307       $338,135
                                                      ===================================

Deposits

      The information required by this item appears in the 1997 Annual Report on pages 13 and 14 under the caption "Deposits and Other Borrowings" and on page 26 under the caption, "Note 8: Deposits." Such information is incorporated herein by reference and made a part hereof.

Competition

      In attracting deposits, Dime faces strong competition from savings banks, savings and loan associations, commercial banks, credit unions, insurance companies and investment firms located in its primary market area. The banking business in Connecticut is highly competitive. In March 1990 the Connecticut General Assembly adopted legislation that permits full interstate banking in Connecticut by allowing business combinations among commercial banks, bank holding companies and thrift institutions located in Connecticut and other states with reciprocal interstate banking laws. This legislation also permits bank holding companies from other states to establish non banking offices including loan production offices in Connecticut on a limited basis.

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

      Dime competes for deposits by offering depositors a wide variety of deposit programs, convenient branch locations and hours, tax-deferred retirement programs and other services. In an effort to provide funding flexibility and diversification, Dime explored other avenues of funding during the latter part of 1996 and throughout 1997. Alternatives such as the sale of retail brokered certificates of deposit and solicited municipal deposits provided such diversification. Dime introduced retail brokered certificates of deposit in 1996. At December 31, 1997, Dime had sold $31.7 million in retail brokered certificates of deposit, compared with $3.0 million at December 31, 1996. Solicited municipal deposits totalled $21.5 million at December 31, 1997. Dime had no solicited municipal deposits at December 31, 1996.

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

Employees

      As of February 28, 1997, Dime employed 133 full-time and 36 part-time employees, including 41 officers. During 1995 and 1996, the Company instituted a restructuring plan which significantly reduced the Company's workforce through lay-offs and through attrition. Additional information regarding this item is located on page 27 of the 1997 Annual Report under the caption "Note 10: Restructure Expense, net." Such information is incorporated herein by reference and made a part hereof.

      The principal officers of Dime also serve as officers of the Company but receive no additional compensation from the Company. The Company has no other employees.

                         REGULATION AND SUPERVISION

      As a Connecticut-chartered capital stock savings bank whose deposits are insured by the Federal Deposit Insurance Corporation, Dime is subject to extensive regulation and supervision by both the Connecticut Banking Commissioner (the "Commissioner") and the FDIC. Dime further is subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC-insured financial institutions. The Company also is subject to certain regulations of the Federal Reserve Board and the Commissioner. This governmental regulation is primarily intended to protect depositors, not shareholders.

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

FDIC Regulation

      Dime's deposit accounts are insured by the FDIC to a maximum of $100,000 for each insured depositor. As a state chartered FDIC-insured bank, Dime is subject to extensive supervision and examination by the FDIC and also is subject to FDIC regulations regarding many aspects of its business, including types of deposit instruments offered and permissible methods for acquisition of funds. The FDIC periodically makes its own examination of insured institutions. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has implemented a system of risk-related deposit insurance assessments. Beginning on January 1, 1993, insurance premiums of all banks varied depending upon the capital level and supervisory rating of the institution.

      FDIC risk-based capital requirements became fully effective at the end of 1992. Under these requirements, FDIC-insured institutions are required to maintain minimum levels of "capital" based upon an institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of both Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock, additional paid in capital, retained earnings and limited amounts of perpetual preferred stock. Tier 2 capital consists primarily of loan loss reserves and certain preferred stock, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the regulations, the greater the risk associated with an asset, the greater the amount of such asset that will be subject to the capital requirements. An FDIC-insured bank is required to maintain minimum ratios of Tier 1 and total risk-based capital to risk-weighted assets of 4.0% and 8.0%, respectively. At December 31, 1997, the Tier 1 and total risk-based capital ratios for Dime were 20.62% and 21.89%, respectively. Management believes that Dime will remain in full compliance with applicable risk-based capital requirements.

      A leverage capital ratio requirement adopted by the FDIC became effective in 1991. Under this requirement, FDIC insured institutions are required to maintain a ratio of common equity minus intangible assets to total assets of at least 3% for the most highly rated institutions and 4% to 5% for most institutions. At December 31, 1997 the leverage capital ratio of Dime was 8.17%. Refer to pages 28 and 29 of the 1997 Annual Report under the caption "Note 13: Regulatory Matters."

      In addition, FDICIA categorizes banks based on capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories are "well-capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized," and "critically undercapitalized." A bank is categorized as "well capitalized" if it maintains a leverage ratio of at least 5%, a total risk-based capital ratio of at least 10%, and a Tier 1 risk-based capital ratio of at least 6%.
Based on its regulatory capital ratios at December 31, 1997, Dime is well capitalized as defined in FDIC regulations. Refer to pages 28 and 29 of the 1997 Annual Report under the caption "Note 13: Regulatory Matters."

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

      Pursuant to FDICIA, and regulations promulgated by the FDIC thereunder, an insured state bank must obtain the FDIC's prior consent before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless one of the exceptions contained in the regulation applies. The regulations set out application procedures for requesting the FDIC's consent; provide a phase-out period for activities which are not approved by the FDIC; and set out conditions that may be imposed in the FDIC's discretion when approving applications. To date, these requirements have not had a material impact on the business of Dime.

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

Federal Reserve System Regulation

      Under the regulations of the Federal Reserve Board, depository institutions such as Dime are required to maintain reserves for their transaction accounts and non-personal time deposits. These regulations generally require the maintenance of reserves of 3 percent against transaction accounts totaling $43.1 million or less after an exemption of $4.7 million and 10 percent of the amount of such accounts in excess of such amount.

      The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements described above. As of December 31, 1997, the Company's Tier 1 and total risk-based capital ratios were 20.63% and 21.90%, respectively, and the Company's leverage capital ratio was 8.17%. Management believes that the Company will remain in full compliance with applicable Federal Reserve Board capital requirements. Refer to page 15 of the Annual Report under the caption, "Liquidity Sources and Uses of Funds and Capital Resources."

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

      The present bank regulatory scheme is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been significant change in the regulation and operation of savings associations, in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. In part as a result of these changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions, such as money market funds, brokerage firms, insurance companies and other financial service enterprises. It is not possible at this time to assess what impact these changes will have on the Company and Dime.

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

Montowese          47 Middletown Ave.       1966    Owned         Not Applicable
                   North Haven, CT

Northford          859 Forest Road          1986    Leased (a)    12/31/00
                   Northford, CT

Turnpike           7 North Turnpike Road    1973    Owned         Not Applicable
                   Wallingford, CT

Washington Ave.    90 Washington Ave.       1981    Owned         Not Applicable
                   North Haven, CT

Mount Carmel       3300 Whitney Ave.        1987    Leased (b)    11/30/00
                   Mt. Carmel, CT

Harbor Brook       100 Hanover St.          1975    Leased (c)    7/31/99
                   Meriden, CT

East Side          733 East Main Street     1983    Owned         Not Applicable
                   Meriden, CT

--------------------
<Fa>   Dime's lease payment is currently $1,700 per month.

<Fb>   Dime's lease payment is currently $5,000 per month.

<Fc>   Dime's lease payment is currently $2,174 per month, plus applicable taxes and insurance, utilities and maintenance charges.

Item 3 - Legal Proceedings

      There are no pending legal proceedings to which the Company or Dime is a party, other than ordinary routine litigation in the normal course of business. None of the proceedings is material to the Company or Dime.

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's stockholders during the period between October 1, 1997 and December 31, 1997.

Executive Officers of the Registrant

      The following table presents information regarding all executive officers of the Company, including positions with the Company and such person's length of service.

                                                              Length of
Executive Officer       Age    Positions with the Company    Service (a)
------------------------------------------------------------------------

Richard H. Dionne       53     President, Chief Executive      1/30/95
                               Officer and Director of the
                               Company

Albert E. Fiacre, Jr.   48     Executive Vice President and    3/6/95
                               Chief Financial Officer

Timothy R. Stanton      41     Senior Vice President of        4/3/95
                               Retail Operations

Frank P. LaMonaca       40     Senior Vice President and       7/31/95
                               Senior Lending and Credit
                               Officer

--------------------
<Fa>   Length of service indicates date hired.  All executive officers have been executive officers of the Company since their respective dates of hire.  Prior to joining the Company, Mr. Fiacre was Executive Vice
       President and Treasurer of Society for Savings, Hartford,
       Connecticut, Mr. Stanton was Vice President at Shawmut Bank,
       Hartford, Connecticut and, Mr. LaMonaca was Senior Vice President at
       Lafayette American Bank and Trust Company, Hamden, Connecticut

      All executive officers of the Company are elected annually by the Company's Board of Directors and serve at the pleasure of the Board of Directors.

                                   PART II

Item 5 - Market for Registrant's Common Equity and Related Shareholders
         Matters

      A portion of the information required by this item appears on page 36 of the Annual Report under the caption "Corporate Information"; on pages 28 through 29 of the Annual Report under the caption "Notes to Consolidated Financial Statements, Note 12 - Shareholders' Equity and Note 13: - Regulatory Matters"; and in Item 1 of this report under the subheadings "Connecticut Regulation", "FDIC Regulation", and "Federal Reserve System Regulation." Such information is incorporated herein by reference and made a part hereof.

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

      On March 31, 1998, the Company entered into the Merger Agreement with HUBCO. Under the terms of the Merger Agreement, shares of the Company's Common Stock will be exchanged for HUBCO common stock at a specified exchange ratio. Under the Merger Agreement, until the effective time, the Company may only declare, set aside or pay dividends on its Common Stock in a quarterly amount equal to $0.12 per share, with the dividend payment dates to be coordinated with HUBCO. See "Item 1-Business Recent Event", above for a discussion of the Merger Agreement.

Item 6 - Selected Financial Data

      The information required by this item, appears on page 2 of the Annual Report under the caption "Selected Financial Data." Such information is incorporated herein by reference and made a part hereof.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item appears on pages 4 through 16 of the Annual Report under the caption "Management's Discussion and Analysis of Operations." Such information is incorporated herein by reference and made a part hereof.

      On March 31, 1998, the Company entered into the Merger Agreement with HUBCO. See "Item 1-Business-Recent Event" for a discussion of the Merger Agreement. Such description is incorporated herein by reference and made a part hereof.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item appears on pages 7 through 9 of the Annual Report under the caption "Asset/Liability Management and Market Risk". Such information is incorporated herein by reference and made a part hereof.

Item 8 - Financial Statements and Supplementary Data

      The Company's financial statements, and notes thereto, and supplementary data are included in the Annual Report on pages 17 through 34 and on page 3 under the caption "Selected Quarterly Financial Data." Such information is incorporated herein by reference and made a part hereof.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements between the Company and its independent public accountants on accounting and financial disclosure matters during the fiscal year ended December 31, 1997 for which a Form 8-K was required to be filed.

                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

      The information required by this item appears in the Proxy Statement under caption "Proposal 1 - Election of a Class of Directors," and in Part I of this Report under the caption "Executive Officers of the Registrant," and is incorporated herein by reference and made a part hereof.

Item 11 - Executive Compensation

      The information required by this item appears in the Proxy Statement on pages 7 through 12 under the caption "Compensation and Related Matters." Such information is incorporated herein by reference and made a part hereof.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The information required by this item appears in the Proxy Statement on page 2 under the caption "Principal Shareholders of the Company," and on pages 3 through 6 under the caption "Proposal 1 - Election of a Class of Directors." The information is furnished as of February 10, 1998, on which date 5,232,467 shares were outstanding. Such information is incorporated herein by reference and made a part hereof.

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

                                   PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report and appear on the pages indicated. Those items preceded by *** are included in the Annual Report and are incorporated herein by reference:

(1)    Financial Statements:                                             Page in
                                                                      Annual Report
                                                                      -------------

***    Independent Auditors' Report                                       35

***    Consolidated Statements of Condition as of
       December 31, 1997 and 1996                                         17

***    Consolidated Statements of Operations for the Years Ended
       December 31, 1997, 1996 and 1995                                   18

***    Consolidated Statements of Changes in Shareholders'
       Equity for the Years Ended December 31, 1997, 1996 and 1995        19

***    Consolidated Statements of Cash Flow for the Years
       Ended December 31, 1997, 1996 and 1995                             20

***    Notes to Consolidated Financial Statements                         21-34

(2)    Financial Statement Schedules:

       All Schedules to the Consolidated Financial Statements required by
       Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)    Exhibits:

       Exhibit No.                    Description
       -----------                    -----------

           2 Agreement and Plan of Merger, dated as of March 31, 1998, among HUBCO, Inc., Lafayette American Bank, the Company and
                      The Dime Savings Bank of Wallingford.

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

          10.9*       The Dime Savings Bank of Wallingford Non-Qualified Stock
                      Option Agreement, as Amended, for Mr. William J. Farrell
                      (Incorporated by reference to exhibit 4.3 to the Company's Registration Statement on Form S-8 (No.
                      333-08447) filed on July 19, 1996)

          10.10 Stock Option Agreement, dated as of March 31, 1998, by and between HUBCO, Inc., and the Company

          13 1997 Annual Report to Shareholders. Except for those portions of the Annual Report which have been specifically incorporated by reference in this Form 10-K, such Annual Report shall not be deemed filed.

          21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 2 to the Company's Registration Statement on
                      Form S-4 (No. 33-23054) filed on July 8, 1988)

          23          Consent of Independent Auditors

          27          1997 Financial Data Schedule

          27.1        1996 Financial Data Schedule

          27.2        1995 Financial Data Schedule


<F*>  Compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


      A COPY OF ANY EXHIBIT LISTED ABOVE WILL BE PROVIDED BY THE COMPANY TO ANY SHAREHOLDER UPON THE WRITTEN REQUEST OF SUCH SHAREHOLDER AND UPON THE PAYMENT OF A REASONABLE FEE LIMITED TO THE COMPANY'S EXPENSES IN FURNISHING SUCH EXHIBIT. REQUESTS SHOULD BE ADDRESSED TO ELEANOR M. TOLLA, SECRETARY, DIME FINANCIAL CORPORATION, 95 BARNES ROAD, WALLINGFORD, CONNECTICUT 06492.

(b) The Company filed no reports on Form 8-K during the period from October 1, 1997 to December 31, 1997.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIME FINANCIAL CORPORATION


DATED:  March 30, 1998                 By /s/ Richard H. Dionne
                                          ---------------------------------
                                          Richard H. Dionne
                                          President and
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                     Title                    Date
        ----------                     -----                    ----



/s/ Ralph D. Lukens           Chairman of the Board        March 30, 1998
--------------------------    of Directors                -----------------
Ralph D. Lukens



/s/ Richard H. Dionne         President, Chief                 3/30/98
--------------------------    Executive Officer           -----------------
Richard H. Dionne             and Director


/s/ Albert E. Fiacre, Jr.     Executive Vice President         3/30/98
--------------------------    and Chief Financial         -----------------
Albert E. Fiacre, Jr.         Officer


/s/ Robert P. Simon           Vice President                   3/26/98
--------------------------    and Comptroller             -----------------
Robert P. Simon


/s/ Gary O. Olson             Director                         3-30-98
--------------------------                                -----------------
Gary O. Olson


/s/ Fred A. Valenti           Director                     March 27, 1998
--------------------------                                -----------------
Fred A. Valenti


/s/ Rosalind F. Gallagher     Director                     March 27, 1998
--------------------------                                -----------------
Rosalind F. Gallagher


/s/ Robert Nicoletti          Director                         3/30/98
--------------------------                                -----------------
Robert Nicoletti


                              Director
--------------------------                                -----------------
M. Joseph Canavan


/s/ William J. Farrell        Director                         3/27/98
--------------------------                                -----------------
William J. Farrell


/s/ Richard D. Stapleton      Director                         3/27/98
--------------------------                                -----------------
Richard D. Stapleton


/s/ Theodore H. Horwitz       Director                         3/30/98
--------------------------                                -----------------
Theodore H. Horwitz




                         DIME FINANCIAL CORPORATION

                                  Exhibits
                                     to
                         Annual Report on Form 10-K
                    For the Year Ended December 31, 1997



                                EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

     2 Agreement and Plan of Merger, dated as of March 31, 1998, among HUBCO, Inc., Lafayette American Bank, the Company and The Dime Savings Bank of Wallingford.

    13         1997 Annual Report to Shareholders

    10.10 Stock Option Agreement, dated as of March 31, 1998, by and between HUBCO, Inc., and the Company

    23         Consent of Independent Auditors

    27         1997 Financial Data Schedule

    27.1       1996 Financial Data Schedule

    27.2       1995 Financial Data Schedule