Form 10-Q
period 1998-03-31
DIME FINANCIAL CORP /CT/
filed 1998-05-15
CIK 841909

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to _____________________


                       Commission File Number 0-17494

                         DIME FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)



          Connecticut                             06-1237470
-------------------------------      -------------------------------------
(State or other jurisdiction of      (I.R.S.  Employer Identification No.)
 incorporation or organization)

   95 Barnes Road, Wallingford, Connecticut               06492
   ----------------------------------------             ----------
   (address of principal executive offices)             (zip code)

Registrant's telephone number, including area code:  (203) 269-8881

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

Common Stock - $1.00 par value; 5,269,772 shares were outstanding as of April 30, 1998.


                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX

Part I    Financial Information                                        Page No.

  Item 1. Financial Statements

          Consolidated Statements of Condition
           March 31, 1998 and 1997 (unaudited)
           and December 31, 1997.                                       3.

          Consolidated Statements of Operations
           Three months ended March 31, 1998 and 1997 (unaudited)       3.

          Selected Financial Highlights                                 3.

          Consolidated Statement of Changes in Shareholders' Equity
           Three months ended March 31, 1998 (unaudited)                4.

          Consolidated Statements of Cash Flows
           Three months ended March 31, 1998 and 1997 (unaudited)       5.

          Condensed Notes to Consolidated Financial
           Statements (unaudited)                                       7-12.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         13-21.

  Item 3. Quantitative and Qualitative Disclosures about Market Risk   21.


Part II   Other Information

  Item 6. Exhibits and Reports on Form 8-K                             21.

Signatures                                                             21.

Exhibit Index                                                          23.


Part I. - FINANCIAL INFORMATION

      Item 1. Financial Statements

      The registrant incorporates herein by reference the following information from its Quarterly Report to Shareholders for the quarter ended March 31, 1998, filed as Exhibit 19 hereto:


          Consolidated Statements of Condition (unaudited)

          Consolidated Statements of Operations (unaudited)

          Selected Financial Highlights


                  Dime Financial Corporation and Subisdiary
    Consolidated Statement of Changes in Shareholders' Equity (unaudited)
                      Three Months Ended March 31, 1998

                                                                                 Net
                                                                             Unrealized
                                                                              Gain on
                                                    Additional               Available
                                          Common      Paid-in    Retained     for Sale     Treasury
(dollars in thousands)                     Stock      Capital    Earnings    Securities     Stock       Total
--------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997              $5,515      $52,597    $23,477        $594       ($2,898)    $79,285
  Net Income                                                       2,610                                 2,610
  Options Exercised                           84          979                                            1,063
  Dividends Paid                                                    (628)                                 (628)
  Change in net unrealized gain (loss)
   on securities available for sale                                               97                        97
                                          --------------------------------------------------------------------
Balance at March 31, 1998                 $5,599      $53,576    $25,459        $691       ($2,898)    $82,427
                                          --------------------------------------------------------------------


                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
           Three months ended March 31, 1998 and 1997 (unaudited)
                           (Dollars in thousands)

                                                                  1998       1997
                                                                ------------------

Cash flows from operating activities:
  Net income                                                    $ 2,610     $3,774

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                        50         50
    Depreciation and amortization                                   220        207
    Accretion of investments, net                                  (154)      (237)
    Amortization of intangible assets                                87         88
    Amortization of net deferred loan fees                          (57)       (37)
    Gain on investment securities                                  (118)       (11)
    Gains on sale of other real estate owned                        ---        (23)
    Provision for OREO losses                                        13         11
    Increase in accrued income receivable                          (768)    (1,140)
    (Increase) decrease in other assets                              91       (758)
    Increase in other liabilities                                   654        959
                                                                ------------------
        Net cash provided by operating activities                 2,628      2,883
                                                                ------------------

  Cash flows from investing activities:
    Available for sale investment securities:
      Proceeds from sale of investment securities                   137         --
      Investment securities purchased                            (8,191)        --
      Proceeds from principal payments                              908         --
    Available for sale mortgage-backed securities:
      Mortgage-backed securities purchased                      (88,256)   (61,190)
      Proceeds from call of mortgage-backed securities           13,111         --
      Proceeds from principal payments                           34,417      5,458
      Proceeds from sale of mortgage-backed securities           31,863      3,336
    Held to maturity investment securities:
      Investment securities purchased                           (59,155)   (24,999)
      Proceeds from call / maturity of investment securities     27,000     12,000
    Net (increase) decrease in loans                             (1,589)     6,878
    Proceeds from sale of loans                                     338        289
    Purchase of premises and equipment                             (324)       (28)
    Proceeds from sale of other real estate owned                     7        357
                                                                ------------------
        Net cash used by investing activities                   (49,734)   (57,899)
                                                                ------------------

  Cash flows from financing activities:
    Net increase in deposits                                     36,169     61,051
    Proceeds from FHLBB advances                                 15,000         --
    Proceeds from exercise of DFC stock options                   1,063         54
    Payments of cash dividends                                     (628)      (462)
                                                                ------------------
        Net cash provided by financing activities                51,604     60,643
                                                                ------------------

Net increase  in cash and cash equivalents                        4,498      5,627
Cash and cash equivalents at beginning of period                 36,432     31,875
                                                                ------------------
Cash and cash equivalents at end of period                      $40,930    $37,502
                                                                ==================

Supplemental disclosures of cash flow information:
  Non-cash investing activities:
    Transfer of loans to other real estate owned                $    35    $    51
  Cash paid during the quarter for:
    Interest to depositors                                      $ 8,558    $ 7,028
    Interest on FHLBB advances                                  $   930    $   962
    Income taxes                                                $ 1,281    $   100


                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
            Condensed Notes to Consolidated Financial Statements
                         March 31, 1998 (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Dime Financial Corporation's 1997 Annual Report and Proxy Statement dated March 20, 1998. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments, consisting of normal recurring accruals for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements. The results of operations of the interim period may not be indicative of results for the entire 1998 fiscal year.


2.  EARNINGS PER SHARE

The calculation of earnings per share is based on the weighted average number of common shares outstanding during the periods presented as follows:

(dollars in thousands, except share data)                  Three Months Ended
                                                    3/31/98                  3/31/97
                                             ----------------------   ----------------------
                                               Basic       Diluted      Basic       Diluted

Equivalent shares:
Average shares outstanding                   5,217,537    5,217,537   5,134,714    5,134,714
Additional shares due to:
  Stock options                                    ---      152,954         ---      111,182
--------------------------------------------------------------------------------------------
Total equivalent shares                      5,217,537    5,370,491   5,134,714    5,245,896
============================================================================================


Earnings per share:
Net income                                      $2,610       $2,610      $3,774       $3,774
--------------------------------------------------------------------------------------------
Total equivalent shares                      5,217,537    5,370,491   5,134,714    5,245,896
--------------------------------------------------------------------------------------------
Earnings per share                               $0.50        $0.49       $0.73        $0.72
============================================================================================


3.  INVESTMENT SECURITIES

The amortized cost, approximate market values, and maturity groupings of investment securities are as follows:

                                                    March 31, 1998          March 31, 1997
                                                 --------------------	 --------------------
                                                 Amortized    Market     Amortized    Market
(Dollars in Thousands)                              Cost      Value         Cost      Value
---------------------------------------------------------------------------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
U.S. Government-sponsered agency obligations:
  After 1 but within 5 years                          ---         ---    $  4,000    $  3,907
  After 5 but within 10 years                       5,425       5,425       8,000       7,746
  After 10 years                                    3,571       3,511         ---         ---
Asset-backed securities:
  After 10 years                                    9,582       9,786      13,254      13,141
Equity Securities                                   5,961       6,239          12          12
---------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale   $ 24,539    $ 24,961    $ 25,266    $ 24,806
=============================================================================================

INVESTMENT SECURITIES HELD TO MATURITY:
U.S. treasury securities:
  Within 1 year                                  $  2,475    $  2,488         ---         ---
  After 1 but within 5 years                        1,008       1,058    $  3,458    $  3,467
U.S Government-sponsored agency obligations:
  Within 1 year                                     2,989       2,999         ---         ---
  After 1 but within 5 years                       18,946      18,961      56,370      55,665
  After 5 but within 10 years                      96,643      96,655      73,451      71,688
  After 10 years                                   45,165      44,704         ---         ---
---------------------------------------------------------------------------------------------
Total Investment Securities Held to Maturity     $167,226    $166,865    $133,279    $130,820
=============================================================================================

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities:
    GNMA                                         $ 52,012    $ 52,862    $ 51,397    $ 50,688
    FHLMC                                             ---         ---          35          35
REMIC / CMO's                                     337,061     336,933     162,352     158,647
---------------------------------------------------------------------------------------------
Total Mortgage-backed Sec. Available for Sale    $389,073    $389,795    $213,784    $209,370
=============================================================================================

                                                 March 31, 1998    March 31, 1997
                                                 --------------    --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                               $  495            $    4
Gross unrealized losses                              $   73            $  464

INVESTMENT SECURITIES HELD TO MATURITY:
Gross unrealized gains                               $  275            $   28
Gross unrealized losses                              $  636            $2,487

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                               $1,480            $    2
Gross unrealized losses                              $  758            $4,416


4.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                 Three Months Ended March 31,
                                                   1998                1997
                                                 ---------------------------
                                                        (In Thousands)

Balance at January 1,                            $ 12,352            $ 12,929
Provision for loan losses                              50                  50
Charge-offs                                          (540)               (389)
Recoveries                                              9                 103
-----------------------------------------------------------------------------
Balance at March 31,                             $ 11,871            $ 12,693
=============================================================================

Average loans                                    $373,838            $396,407
Net quarterly charge-offs as a percentage of
 average loans                                       0.14%               0.07%
Non-performing loans                             $  2,422            $  2,697
Allowance for loan losses as a percentage of
 non-performing loans                              490.02%             470.72%
Allowance for loan losses as a percentage of
 total loans                                         3.17%               3.23%


5.  NON-PERFORMING ASSETS

                                                            March 31,
                                                         ----------------
                                                          1998      1997
                                                          ----      ----
                                                          (In Thousands)

Mortgage loans on real estate                            $2,260    $2,296
Commercial loans                                             68       229
Consumer loans                                               94       172
     Total non-performing loans                           2,422     2,697
Other real estate owned, net                                496       916
                                                         ----------------
      Total non-performing assets                        $2,918    $3,613
                                                         ================

Non-performing loans as a percentage of total loans        0.65%     0.69%
Non-performing assets as a percentage of total assets      0.29%     0.44%


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

The definition of "impaired loans" is not the same as the definition of "non-accrual loans". Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company does not accrue income on loans that are past due 90 days or more except in the case of education loans which are conditionally guaranteed. Education loans that were 90 days or more past due at March 31, 1998 and in accrual status totaled $77,000. The Company may choose to place a loan on non-accrual status while not classifying the loan as impaired if it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan.

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

At March 31, 1998 impaired loans totaled $2.5 million with a related allowance of $396,000 compared with impaired loans at March 31, 1997 of $2.1 million with a related allowance of $357,000. Management believes that the valuation allowance for impaired loans at March 31, 1998 is adequate.


7. FHLBB ADVANCES

      Federal Home Loan Bank of Boston advances consisted of the following:

                                   March 31,
                                1998       1997
                                ----       ----
                                (In Thousands)

      7.16% due 1997                     $25,000
      5.55% due 1998          $ 5,000
      5.89% due 1998            5,000
      6.05% due 1998                      15,000
      6.04% due 1999            5,000
      6.66% due 1999           10,000
      6.29% due 1999           10,000     10,000
      5.77% due 2000            5,000
      6.51% due 2000            8,000      8,000
      5.69% due 2001            5,000
      5.77% due 2001            5,000
      5.80% due 2001            7,500
      5.84% due 2003            7,500
      ------------------------------------------
      Total FHLBB advances    $73,000    $58,000
                              ------------------


8. COMPREHENSIVE INCOME

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.
Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements. The following table summarizes comprehensive income for the three months ended March 31, 1998 and 1997:

                                                             1998      1997
                                                             ----      ----

      Net Income                                            $2,610    $ 3,774
      Other comprehensive income, net of tax
        Unrealized gains (losses) on investments:
        Unrealized holding gain (loss)arising during
        Period (net of tax expense (benefit) of $110 and
        ($1,470) for 1998 and 1997, respectively).             168     (2,241)

      Less:  reclassification adjustment for gains
      Included in net income (net of income tax
      expense of $47 and $4 for 1998 and 1997,
      respectively).                                            71          7
                                                            -----------------
      Other Comprehensive income                                97     (2,248)
                                                            -----------------

      Comprehensive income                                  $2,707    $ 1,526
                                                            -----------------


Item 2:
                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dime Financial Corporation of Wallingford, Connecticut (the "Company" or "DFC"), organized in 1988, is the parent company of one wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime") which was organized in 1871. Consolidated assets as of March 31, 1998 were $1.0 billion.

The Company provides a full range of banking services to individual and corporate customers through its subsidiary, Dime, which operates eleven retail banking offices in six contiguous communities within New Haven County, Connecticut. Products and services offered include a variety of savings, time, and checking products, as well as mortgage loans, consumer loans, and commercial loans. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits under the law.

As described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on March 31, 1998, the Company and HUBCO, Inc. ("HUBCO") announced the signing of a definitive merger agreement. Under the terms of the agreement, DFC will be merged into HUBCO and shares of DFC's common stock will be exchanged for shares of HUBCO common stock at a specified exchange ratio. The merger agreement also provides that, until the merger becomes effective or the agreement is terminated, DFC may only declare, set aside or pay dividends on its common stock in a quarterly amount equal to $0.12 per share, with the dividend payment dates to be coordinated with HUBCO. Consummation of the merger is subject to approval by bank regulatory authorities and the shareholders of DFC, as well as other customary conditions specified in the merger agreement. If the approvals are granted, the transaction is expected to be completed during the third quarter of 1998.

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

In the first quarter of 1998, the Company reported net income of $2.6 million or $0.49 per share on a diluted basis compared with net income of $3.8 million or $0.72 per share on a diluted basis for the quarter ended March 31, 1997. The change in net income from 1997 was primarily due to the Company's return to taxation which was partially offset by an increase in pre-tax income due to balance sheet growth. Results for the quarter ended March 31,1998 reflect a combined federal and state income tax rate of approximately 40%. No income tax expense was recorded during the first quarter of 1997 due to the fact that the Company recognized a deferred tax asset amount sufficient to offset any income tax expense. Income on a pre-tax basis increased 19% to $4.5 million for the first quarter of 1998 compared with pre-tax income of $3.8 million for the first quarter of 1997. The increase in pre-tax income was due primarily to growth in the Company's balance sheet as assets climbed to $1.0 billion compared with total assets of $814.4 million at March 31, 1997

The provision to the allowance for loan losses totaled $50,000 for the quarter ended March 31, 1998 unchanged from the provision recorded during the year earlier period as well as the fourth quarter of 1997. The provision remained unchanged due primarily to continued strength in the level of the allowance for loan losses as a percentage of non-performing loans as well as a percentage of total loans outstanding.

Net interest income totaled $7.4 million for the quarter ended March 31, 1998 representing a net interest rate spread ("spread") of 2.46% and a net interest margin ("margin") of 3.02% compared with net interest income of $6.7 million for the quarter ended March 31, 1997 representing a spread of 2.92% and a margin of 3.46%. The increase in net interest income was primarily caused by a larger volume of interest-earning assets partially offset by a decrease in the spread and margin. The decrease in the spread and margin was due primarily to the combination of a higher cost of deposits, a lower loan yield, and a greater volume of lower-yielding investment securities as a percentage of interest-earning assets.

Operating expenses equaled $3.5 million for the quarter ended March 31, 1998 compared with $3.4 million for the first quarter of 1997. Costs associated with the operations of other real estate owned ("OREO") and other foreclosure related expenses totaled $54,000 for the first quarter of 1998 compared with $51,000 during the first quarter of 1997. Expenses related to the merger with HUBCO, Inc. totaled $150,000 during the quarter ended March 31, 1998. Additional expenses are expected in the remaining quarters prior to the merger. The Company's efficiency ratio, which excludes merger-related and OREO operations expenses, equaled 41.91% for the first quarter of 1998 compared with 45.90% during the first quarter of 1997.

At March 31, 1998, the Company's allowance for loan losses totaled $11.9 million, representing 490.02% of non-performing loans, 406.77% of non-performing assets, and 3.17% of total loans. At March 31, 1997, the Company's allowance for loan losses was $12.7 million or 470.72% of non-performing loans, 351.35% of non-performing assets, and 3.23% of total loans.

Non-performing assets continued to decline representing 0.29% of total assets at March 31, 1998. Non-performing loans totaled $2.4 million, or 0.65% of total loans at March 31, 1998, compared with $2.7 million, or 0.69% of total loans at March 31, 1997. Other real estate owned totaled $496,000 at March 31, 1998 compared with $916,000 at March 31, 1997. Total non-performing assets were $2.9 million or 0.29% of total assets at March 31, 1998 compared with $3.6 million or 0.44% of total assets at March 31, 1997.

Gross loans totaled $374.8 million at March 31, 1998 nearly unchanged from total loans of $374.0 million at December 31, 1997 and down $18.0 million or approximately 4.5% from total loans of $392.8 million at March 31, 1997. The reduction in total loans outstanding from the prior year was caused primarily by an increase in prepayment activity in residential mortgages in addition to increased competition for new loans.

Total deposits equaled $853.3 million at March 31, 1998, an increase of $36.2 million from total deposits of $817.1 million at December 31, 1997 and an increase of $166.1 million from total deposits of $687.1 million at March 31, 1997. The increase in deposits from the prior year was caused primarily by increased volume in the level of retail deposits through competitive pricing and sales efforts in addition to expansion of the sale of retail brokered certificates of deposit and solicited municipal deposits. Retail brokered certificates totaled $36.7 million at March 31, 1998 compared with $7.9 million at March 31, 1997 and compared with $31.7 million at December 31, 1997. Solicited municipal deposits equaled $33.7 million at March 31, 1998 compared with $21.5 million at December 31, 1997. There were no solicited municipal deposits at March 31, 1997.


ASSET QUALITY

The composition of the Company's balance sheet has continued to change over the past year with investment securities increasing and loans decreasing. Fierce competition and highly competitive pricing tempered loan production as management believed that the pricing necessary to sustain the loan portfolio was inconsistent with the risk presented. As a result, the Company directed its focus to the investment securities portfolio. The Company's investment securities portfolio equaled $582 million, representing 57% of total assets at March 31, 1998, compared with $367 million or approximately 45% of total assets at March 31, 1997, an increase of $215 million or 58%. While the portfolio increased substantially, the investments continue to be of the highest quality consisting mainly of U.S. Treasury securities, U.S. Government Agency securities, U.S. Government-Sponsored Agency securities and AAA rated non-Agency securities.

Total loans equaled $375 million at March 31, 1998 compared with $393 million at March 31, 1997 representing a decrease of 4.5%. Ongoing loan review procedures assess loan quality in addition to providing the Board and management with analysis to determine that the allowance for loan losses is sufficient given the risks inherent in the loan portfolio at a point in time. During the first quarter of 1998 the Company recorded a provision to the allowance for loan losses of $50,000, unchanged from the provision recorded during the year earlier period.

In addition to non-performing loans, management has classified performing loans totaling $3.1 million as substandard for internal purposes at March 31, 1998 compared with $4.9 million at March 31, 1997. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are still performing and management does not have serious doubt as to their collectibility.

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

Cash on hand, deposits at other financial institutions, interest-bearing deposits with an original maturity of three months or less, and Federal funds sold are the principal sources of liquidity. Cash and cash equivalents amounted to $40.9 million at March 31, 1998, compared with $37.5 million at March 31, 1997. Cash and cash equivalents represented 4.03% of total assets at March 31, 1998 compared with 4.60% of total assets at March 31, 1997. The Company believes that liquidity is sufficient to meet currently known demands and commitments.

Principal sources of funds include cash receipts from deposits, loan principal and interest payments, earnings on investments, and proceeds from amortizing and maturing investments. The current principal uses of funds include disbursements to fund investment purchases, loan originations, payments of interest on deposits, and payments to meet operating expenses.

The Company constantly reviews the pricing and availability of several funding sources for general liquidity needs including retail brokered certificates and solicited municipal deposits, in addition to more traditional Federal Home Loan Bank of Boston ("FHLBB") borrowings. Retail brokered certificates increased $28.8 million from March 31, 1997 to total $36.7 million at March 31,1998. Solicited municipal deposits, a new funding source for Dime, totaled $33.7 million at March 31, 1998. There were no solicited municipal deposits at March 31, 1997. Dime is a member FHLBB and as a member may borrow from the FHLBB to secure additional funds. At March 31, 1998 FHLBB borrowings totaled $73.0 million, an increase of $15.0 million from March 31, 1997. In April of 1998 a $15.0 million borrowing with the FHLBB matured. The Company replaced this borrowing with two advances of $7.5 million each for periods of three years and five years, respectively at a weighted average rate of 5.82%.

The Company's primary source of funds is in the form of dividends received from its subsidiary bank, Dime. Therefore, the liquidity and the capital resources of the Company are largely dependent upon the liquidity, profitability, and capital position of its subsidiary, and the ability of the subsidiary to declare and pay dividends under applicable laws and regulations. The Company must comply with the capital ratio requirements set by the Board of Governors of the Federal Reserve while Dime must comply with the capital ratio requirements set by the FDIC. At March 31, 1998 the Tier 1 leverage capital ratio of Dime was 8.08%. The following table presents the Company's risk-based and leverage capital ratios:

                                                  March 31,
                                   Required     1998      1997
                                                ----      ----

      Tier I risk-based capital      4.0%      20.49%    18.67%
      Total risk-based capital       8.0%      21.76%    19.95%
      Leverage capital               4.0%       8.13%     8.33%


On April 22, 1998 the Board of Directors declared a regular quarterly dividend payment of $0.12 per share payable on May 22, 1998 to shareholders of record on May 8, 1998.


COMPARATIVE ANALYSIS

The following table sets forth the dollar (in thousands) increases (decreases) in the components of the Company's consolidated statements of operations during the periods indicated and is followed by management's discussion of the various changes.

                                        Three months ended
                                        March 31, 1998
                                        compared to
                                        March 31, 1997
                                        ------------------

      Interest income                         $3,263
      Interest expense                         2,540
      Net interest income                        723
      Provision for loan losses                    0
      Investment securities gains, net           107
      Other operating income                      48
      Other operating expenses                   157
      Income before income taxes                 721
      Income tax expense                       1,885
      Net income                             ($1,164)


 ---------------------------------------------------------------------------
|                       Quarter Ended March 31, 1998                        |
|                               Compared with                               |
|                       Quarter Ended March 31, 1997                        |
 ---------------------------------------------------------------------------

General. Net income for the quarter ended March 31, 1998, was $2.6 million or $0.49 per diluted share, compared with net income of $3.8 million or $0.72 per diluted share for the same period in 1997. The change in net income reflects the Company's return to taxation at a combined Federal and State income tax rate of approximately 40%.

Interest Income. Interest income for the quarter ended March 31, 1998 totaled $17.5 million representing an average yield on interest earning assets of 7.27%. Interest income for the quarter ended March 31, 1997 totaled $14.2 million and represented an average yield on interest earning assets of 7.47%. The increase in interest income was caused primarily by an increase in the volume of interest-earning assets. The decrease in yield was caused primarily by a decrease in the volume of higher yielding loans and an increase in the volume of lower yielding investment securities.

Interest Expense. Interest expense totaled $10.1 million for the quarter ended March 31, 1998 representing an average cost of funds of 4.81%. Total interest expense for the quarter ended March 31, 1997 was $7.5 million which represented an average cost of funds of 4.55%. The increase in interest expense was caused primarily by an increase in the volume of interest-bearing deposits.

Net Interest Income. Net interest income totaled $7.4 million for the quarter ended March 31, 1998 compared with $6.7 million for the quarter ended March 31, 1997. The net interest rate spread for the quarter ended March 31, 1998 was 2.46% compared with 2.92% for the quarter ended March 31, 1997. The net interest margin was 3.02% for the first quarter of 1998 compared with a net interest margin of 3.46% for the first quarter of 1997. The following table summarizes the yields for the major components of net interest income for the periods presented:

                      Comparative Interest Spread Table
                           For the quarters ended


                                              3/31/98      3/31/97
                                              -------      -------

      Interest Earning Assets:
      Loans                                    8.14%        8.13%
      Investment Securities                    6.79%        6.86%
      Federal Funds Sold                       5.32%        5.27%

      Yield on Interest Earning Assets         7.27%        7.47%

      Interest Bearing Liabilities:
      Deposits                                 4.68%        4.35%
      Borrowings                               6.16%        6.63%

      Cost of Interest Bearing Liabilities     4.81%        4.55%

      Net Interest Rate Spread                 2.46%        2.92%

      Net Interest Margin                      3.02%        3.46%


Provision for Loan Losses. The provision to the allowance for loan losses for the quarter ended March 31, 1998 totaled $50,000 compared with a provision of $50,000 during the quarter ended March 31, 1997.

Investment Securities Gains (Losses), Net. The Company recorded $118,000 of net realized investment security gains during the quarter ended March 31, 1998 compared with net realized security gains of $11,000 booked during the year earlier period.

Other Operating Income. Other operating income totaled $563,000 for the first quarter of 1998 compared with $515,000 in the first quarter of 1997. The following table comparatively summarizes the categories of other operating income:

OTHER OPERATING INCOME:

                                 March 31,
   (Dollars in thousands)       1998    1997
                                ----    ----

Deposit account fees            $407    $398

Customer service fees             35      34

Fees from savings bank life
 insurance sales                  87      72

Loan and loan servicing fees       6       9

Other fees                        28       2
                                ------------
Total Other Operating Income    $563    $515
                                ============


Operating Expenses. Total operating expenses, including OREO operations and merger-related expenses, equaled $3.5 million for the first quarter of 1998 compared with total operating expenses of $3.4 million for the first quarter of 1997. The following table comparatively illustrates the categories of operating expenses:

OPERATING EXPENSES:

(Dollars in thousands)                3/31/98    3/31/97
                                      -------    -------

Salaries and Benefits                 $1,792     $1,649
Professional Services                    526        583
Occupancy and Equipment                  496        465
FDIC Assessment                           24         18
Net Cost (Gain) of OREO operations        54         51
Merger Related Expenses                  150        ---
Other Operating Expenses                 503        622
                                      -----------------

  Total Operating Expenses            $3,545     $3,388
                                      =================


Income Tax Expense. Income tax expense totaled $1.9 million for the quarter ended March 31, 1998 compared with no income tax expense recorded during the first quarter of 1997due to the fact that the Company recognized a deferred tax asset amount sufficient to offset any income tax expense. The estimated combined income tax expense effective for 1998 is 40%.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Reference is made to the disclosures presented in the Company's annual report to Shareholders ("annual report") on pages seven through nine under the caption "Asset / Liability Management and Market Risk". Management believes that, at March 31, 1998, there is no material change in the Company's market risks as identified and measured at December 31, 1997 and presented in the annual report.


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

          a.  The following exhibits are included in this report:

Exhibit No.                           Description
-----------                           -----------

    2. Agreement and Plan of Merger, dated as of March 31, 1998, among HUBCO, Inc., Lafayette American Bank, The Company and Dime (Incorporated by reference to Exhibit #2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (file No. 0-17494))

   19. Report furnished to the Company's shareholders for the quarter ended March 31, 1998.

   27.        Financial Data Schedule.

              b. No report on form 8-K has been filed by the registrant with the Securities and Exchange Commission during the quarter ended March 31, 1998.


                                 Signatures
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DIME FINANCIAL CORPORATION


Date:  May 13, 1998                    /s/ Richard H. Dionne
                                       ---------------------
                                       Richard H. Dionne
                                       President & Chief Executive Officer



Date:  May 13, 1998                    /s/ Albert E. Fiacre, Jr.
                                       -------------------------
                                       Albert E. Fiacre, Jr.
                                       Executive Vice President and Chief
                                        Financial Officer


                                EXHIBIT INDEX


Exhibit No.            Description                                 Page

    2. Agreement and Plan of Merger, dated as of March 31, 1998, among HUBCO, Inc., Lafayette American Bank, The Company and Dime (Incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-17494)).

   19. Report furnished to the Company's shareholders for the quarter ended March 31, 1998.


   27.        Financial Data Schedule