Form 10-Q
period 1998-06-30
DIME FINANCIAL CORP /CT/
filed 1998-08-14
CIK 841909

SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C.  20549

                                  FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to
____________________.


                       Commission File Number 0-17494

                         DIME FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)


          Connecticut                               06-1237470
---------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S.  Employer Identification No.)
 incorporation or organization)

    95 Barnes Road, Wallingford, Connecticut                       06492
---------------------------------------------------------------------------
    (address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code:  (203) 269-8881

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

Common Stock - $1.00 par value; 5,313,347 shares were outstanding as of July 31, 1998.

Part I. - FINANCIAL INFORMATION

      Item 1.  Financial Statements


                  Dime Financial Corporation and Subsidiary

Consolidated Statements of Condition

---------------------------------------------------------------------------------------------------------------
                                                                          June 30,     December 31,    June 30,
(In thousands, except share data)                                           1998           1997          1997
---------------------------------------------------------------------------------------------------------------

Assets
Cash and amounts due from banks                                          $   13,235      $  9,016      $  8,161
Interest bearing deposits                                                        25           661            44
Federal funds sold                                                           20,708        26,755        24,476
Investment securities available for sale(a)                                  24,092        17,605        29,096
Investment securities held to maturity(b)                                   177,747       135,037       133,801
Mortgage-backed securities available for sale(c)                            393,834       380,741       270,539
Mortgage-backed securities held to maturity(d)                                  ---           ---         2,897
Investment in Federal Home Loan Bank of Boston stock                          7,192         7,192         7,192
Loans receivable:
  Mortgage Loans:
    Residential real estate - owner occupied                                262,597       267,583       277,018
    Residential real estate - non-owner occupied                             24,432        27,440        29,939
    Commercial real estate                                                   22,557        26,189        31,814
    Builders' and Land                                                        2,228           594           357
  Commercial loans                                                           18,413        10,305         7,712
  Consumer loans                                                             39,788        41,899        42,660
  Allowance for loan losses                                                 (11,668)      (12,352)      (12,330)
                                                                         --------------------------------------
Loans receivable, net                                                       358,347       361,658       377,170
Premises and equipment, net                                                   4,431         4,474         4,761
Accrued income receivable                                                     8,186         6,586         6,201
Other real estate owned, net                                                    496           481           487
Other assets                                                                  8,593         9,162         6,810
Excess of cost over fair value of net assets acquired                         1,893         2,068         2,243
                                                                         --------------------------------------
      Total assets                                                       $1,018,779      $961,436      $873,878
                                                                         ======================================

Liabilities and Shareholders' equity
Liabilities:
Deposits                                                                 $  855,080      $817,091      $755,843
Federal Home Loan Bank of Boston advances                                    73,000        58,000        43,000
Other liabilities                                                             5,647         7,060         5,464
                                                                         --------------------------------------
      Total liabilities                                                     933,727       882,151       804,307
                                                                         --------------------------------------

Shareholders' equity:
Preferred stock; no par value; authorized 1,000,000 shares;
 none issued and outstanding                                                    ---           ---           ---
Common stock; $1.00 par value; authorized 9,000,000 shares;
 issued 5,645,829 shares, 5,515,249 and 5,498,994, respectively;
 outstanding 5,294,222 shares, 5,163,642 and 5,147,387, respectively.         5,646         5,515         5,499
Additional paid-in capital                                                   54,188        52,597        52,407
Retained earnings                                                            27,307        23,477        15,735
Net unrealized gain (loss) on available for sale securities                     809           594        (1,172)
Treasury stock --351,607 shares at cost                                      (2,898)       (2,898)       (2,898)
                                                                         --------------------------------------
      Total shareholders' equity                                             85,052        79,285        69,571
                                                                         --------------------------------------

      Total liabilities and shareholders' equity                         $1,018,779      $961,436      $873,878
                                                                         ======================================

--------------------
<Fa>  amortized cost: $23,667 at June 30, 1998; $17,351 at December 31,
      1997; and $29,315 at June 30, 1997.
<Fb>  market value: $177,816 at June 30, 1998; $134,948 at December 31,
      1997; and $132,774 at June 30, 1997.
<Fc>  amortized cost: $392,918 at June 30, 1998; $380,010 at December 31,
      1997; and $272,262 at June 30, 1997.
<Fd>  market value: $2,920 at June 30, 1997.


                  Dime Financial Corporation and Subsidiary

Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------------------------
                                                           Three months ended June 30,    Six Months Ended June 30,
(In thousands, except share data)                             1997            1997           1997          1997
-------------------------------------------------------------------------------------------------------------------

Interest Income:
  Interest and fees on loans                                 $ 7,585         $ 8,039        $15,193       $16,094
  Interest-bearing deposits                                        1               1              3             2
  Federal funds sold                                             377             287            743           596
  Interest and dividends on investments:
    U.S. treasury securities                                      56              57            112           114
    U.S. government agency obligations                         3,012           2,564          5,812         4,889
    REMIC/CMO's                                                4,252           1,896          8,205         3,217
    Non-agency REMIC/CMO's                                     1,369           1,280          2,832         2,414
    Mortgage-backed securities                                   850             996          1,713         1,631
    Asset-backed securities                                      164             230            344           478
    Equity Securities                                             98             ---            165           ---
  Dividends on Federal Home Loan Bank of Boston Stock            115             116            230           230
  Asset hedge premiums                                           (13)            ---            (24)          ---
                                                             ----------------------------------------------------
      Total Interest Income                                   17,866          15,466         35,328        29,665
                                                             ----------------------------------------------------

Interest Expense
  Interest to depositors                                       9,304           7,578         18,328        14,129
  Interest on Federal Home Loan Bank of Boston advances        1,118             787          2,133         1,749
  Liability hedge premiums                                        15             ---             29           ---
                                                             ----------------------------------------------------
      Total Interest Expense                                  10,437           8,365         20,490        15,878
                                                             ----------------------------------------------------
Net Interest Income                                            7,429           7,101         14,838        13,787
  Provision for loan losses                                       50              50            100           100
                                                             ----------------------------------------------------
Net interest income after provision                            7,379           7,051         14,738        13,687
  Investment securities gains, net                                 0               6            118            17
  Other operating income                                         506             488          1,069         1,003
                                                             ----------------------------------------------------
  Income before other operating expenses                       7,885           7,545         15,925        14,707
                                                             ----------------------------------------------------
Other Operating Expenses:
  Salaries and employee benefits                               1,764           1,696          3,556         3,345
  Professional and other services                                607             556          1,133         1,139
  Bank occupancy and equipment expense                           469             506            965           971
  FDIC Assessment                                                 25              20             49            38
  Net (benefit) cost of operation of other real estate            28              48             82            99
  Merger related expenses                                        181             ---            331           ---
  Other operating expenses                                       525             569          1,028         1,191
                                                             ----------------------------------------------------
      Total Other Operating Expenses                           3,599           3,395          7,144         6,783
                                                             ----------------------------------------------------
Income before income taxes                                     4,286           4,150          8,781         7,924
  Income tax expense (benefit)                                 1,804             ---          3,689           ---
                                                             ----------------------------------------------------
Net income                                                   $ 2,482         $ 4,150        $ 5,092       $ 7,924
                                                             ====================================================

Basic Earnings per Share                                     $  0.47         $  0.81        $  0.97       $  1.54
Weighted Average Common Shares and
 Common Stock Equivalents outstanding                          5,273           5,141          5,246         5,138

Diluted Earnings per Share                                   $  0.46         $  0.79        $  0.94       $  1.51
Weighted Average Common Shares and
 Common Stock Equivalents outstanding                          5,431           5,270          5,401         5,258


                  Dime Financial Corporation and Subisdiary
    Consolidated Statement of Changes in Shareholders' Equity (unaudited)
                       Six Months Ended June 30, 1998

                                                                              Net Unrealized
                                                                                 Gain on
                                                    Additional                  Available
                                          Common     Paid-in      Retained       for Sale       Treasury
(dollars in thousands)                    Stock      Capital      Earnings      Securities       Stock       Total
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997              $5,515     $52,597      $23,477          $594         ($2,898)    $79,285
  Net Income                                                        5,092                                     5,092
  Options Exercised                          131       1,591                                                  1,722
  Dividends Paid                                                   (1,262)                                   (1,262)
  Change in net unrealized gain (loss)
   on securities available for sale                                                 215                         215
                                          -------------------------------------------------------------------------
Balance at June 30, 1998                  $5,646     $54,188      $27,307          $809         ($2,898)    $85,052
                                          -------------------------------------------------------------------------


                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
             Six months ended June 30, 1998 and 1997 (unaudited)

(Dollars in thousands)                                    1998        1997
                                                        --------------------
Cash flows from operating activities:
  Net income                                            $  5,092    $  7,924
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                100         100
    Depreciation and amortization                            435         414
    Amortization/Accretion investments, net                 (310)       (575)
    Amortization of intangible assets                        175         175
    Amortization of net deferred loan fees                  (200)        (98)
    Gain on investment securities                           (118)        (17)
    Gains on sale of other real estate owned                  10         (24)
    Increase in accrued income receivable                 (1,600)       (987)
    (Increase) decrease in other assets                      427        (752)
    Increase (decrease) in other liabilities              (1,413)        896
                                                        --------------------
      Net cash provided by operating activities            2,598       7,056
                                                        --------------------
Cash flows from investing activities:
  Available for sale investment securities:
    Proceeds from sale of investment securities              137       5,006
    Investment securities purchased                       (8,191)    (10,000)
    Proceeds from principal payments                       1,796       2,033
  Available for sale mortgage-backed securities:
    Mortgage-backed securities purchased                (154,854)   (126,417)
    Proceeds from principal payments                      89,687      11,443
    Proceeds from sale of mortgage-backed securities      31,863       3,336
    Proceeds from call of mortgage-backed securities      20,709         ---
  Held to maturity investment securities:
    Investment securities purchased                     (112,152)    (33,999)
    Proceeds from maturity of investment securities       69,500      20,500
  Held to maturity mortgage-backed securities:
    Mortgage-backed securities purchased                     ---      (2,956)
    Proceeds from principal payments                         ---          58
  Net decrease in loans                                    2,736       8,785
  Proceeds from sale of loans                                579       1,185
  Purchase of premises and equipment                        (392)        (80)
  Proceeds from sale of other real estate owned               71         898
                                                        --------------------
      Net cash used by investing activities              (58,511)   (120,208)
                                                        --------------------
Cash flows from financing activities:
  Net increase in deposits                                37,989     129,745
  Payments of FHLB of Boston advances                        ---     (15,000)
  Proceeds from FHLB of Boston advances                   15,000         ---
  Proceeds from exercise of DFC stock options              1,722         190
  Payments of cash dividends                              (1,262)       (977)
                                                        --------------------
      Net cash provided by financing activities           53,449     113,958
                                                        --------------------
Net increase (decrease) in cash and cash equivalents      (2,464)        806
Cash and cash equivalents at beginning of period          36,432      31,875
                                                        --------------------
Cash and cash equivalents at end of period              $ 33,968    $ 32,681
                                                        ====================

Supplemental disclosures of cash flow information:
  Non-cash investing activities:
    Transfer of loans to other real estate owned        $     96    $    151
  Cash paid during the quarter for:
    Interest to depositors                              $ 17,876    $ 13,618
    Interest on FHLBB advances                          $  2,054    $  1,853
    Income taxes                                        $  5,081    $    310


                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                          June 30, 1998 (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Dime Financial Corporation's 1997 Annual Report to Shareholders and incorporated by reference in its Annual Report on Form 10K for the year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements. The results of operations of the interim period may not be indicative of results for the entire 1998 fiscal year.


2.  EARNINGS PER SHARE

The calculation of earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding during the periods presented. Actual shares outstanding totalled 5,294,222 at June 30, 1998 and 5,147,387 at June 30, 1997.

(dollars in thousands, except share data)                   Three Months Ended
                                                    6/30/98                   6/30/97
                                             ------------------------------------------------
                                               Basic       Diluted       Basic       Diluted
                                             ------------------------------------------------

Equivalent shares:
Average shares outstanding                   5,273,239    5,273,239    5,141,030    5,141,030
Additional shares due to:
  Stock options                                    ---      157,713          ---      128,669
---------------------------------------------------------------------------------------------
Total equivalent shares                      5,273,239    5,430,952    5,141,030    5,269,699
=============================================================================================


Earnings per share:
Net income                                      $2,482       $2,482       $4,150       $4,150
---------------------------------------------------------------------------------------------
Total equivalent shares                      5,273,239    5,430,952    5,141,030    5,269,699
---------------------------------------------------------------------------------------------
Earnings per share                               $0.47        $0.46        $0.81        $0.79
=============================================================================================


(dollars in thousands, except share data)                    Six Months Ended
                                                    6/30/98                   6/30/97
                                             ------------------------------------------------
                                               Basic       Diluted       Basic       Diluted
                                             ------------------------------------------------
Equivalent shares:
Average shares outstanding                   5,245,542    5,245,542    5,137,926    5,137,926
Additional shares due to:
  Stock options                                   ----      155,334         ----      119,926
---------------------------------------------------------------------------------------------
Total equivalent shares                      5,245,542    5,400,876    5,137,926    5,257,852
=============================================================================================


Earnings per share:
Net income                                      $5,092       $5,092       $7,924       $7,924
---------------------------------------------------------------------------------------------
Total equivalent shares                      5,245,542    5,400,876    5,137,926    5,257,852
---------------------------------------------------------------------------------------------
Earnings per share                               $0.97        $0.94        $1.54        $1.51
=============================================================================================


3. INVESTMENT SECURITIES

The amortized cost, approximate market values, and maturity groupings of investment securities are as follows:

                                                      June 30, 1998            June 30, 1997
                                                  ----------------------------------------------
                                                  Amortized     Market     Amortized     Market
(Dollars in Thousands)                              Cost        Value        Cost        Value
------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
U.S. Government-sponsered agency obligations:
  After 1 but within 5 years                          ----         ----    $  4,000     $  3,954
  After 5 but within 10 years                        5,425        5,438      13,000       12,826
  After 10 years                                     3,571        3,548        ----         ----
Asset-backed securities:
  After 10 years                                     8,710        8,929      12,303       12,304
Equity Securities                                    5,961        6,177          12           12
------------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale    $ 23,667     $ 24,092    $ 29,315     $ 29,096
================================================================================================

INVESTMENT SECURITIES HELD TO MATURITY:
U.S. treasury securities:
  Within 1 year                                   $  2,482     $  2,492        ----         ----
  After 1 but within 5 years                         1,007        1,058    $  3,464     $  3,503
U.S Government-sponsored agency obligations:
  Within 1 year                                      3,000        3,000        ----         ----
  After 1 but within 5 years                        26,450       26,420      54,886       54,675
  After 5 but within 10 years                       94,643       94,808      75,451       74,596
  After 10 years                                    50,165       50,038        ----         ----
------------------------------------------------------------------------------------------------
Total Investment Securities Held to Maturity      $177,747     $177,816    $133,801     $132,774
================================================================================================

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities:
  GNMA                                            $ 49,986     $ 50,764    $ 61,718     $ 61,960
  FHLMC                                               ----         ----          33           33
REMIC / CMO's                                      342,932      343,070     210,511      208,546
------------------------------------------------------------------------------------------------
Total Mortgage-backed Sec. Available for Sale     $392,918     $393,834    $272,262     $270,539
================================================================================================

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
REMIC / CMO's                                         ----         ----    $  2,897     $  2,920
------------------------------------------------------------------------------------------------
Total Mortgage-backed Sec. Held to Maturity           ----         ----    $  2,897     $  2,920
================================================================================================


                                                   June 30, 1998    June 30, 1997
                                                   -------------    -------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                                $  466           $   37
Gross unrealized losses                               $   41           $  256

INVESTMENT SECURITIES HELD TO MATURITY:
Gross unrealized gains                                $  376           $   92
Gross unrealized losses                               $  307           $1,119

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Gross unrealized gains                                $1,408           $  398
Gross unrealized losses                               $  492           $2,121

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
Gross unrealized gains                                  ----           $   23


4.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1998           1997
                                                    ------------------------
                                                    (Dollars In Thousands)

Balance at January 1,                               $ 12,352       $ 12,929
Provision for loan losses                                100            100
Charge-offs                                             (793)          (819)
Recoveries                                                 9            120
---------------------------------------------------------------------------
Balance at June 30,                                 $ 11,668       $ 12,330
===========================================================================

Average loans                                       $372,424       $393,833
Net charge-offs as a percentage of average loans        0.21%          0.18%
Non-performing loans                                $  2,310       $  2,819
Allowance for loan losses as a percentage of
 non-performing loans                                 505.14%        437.39%
Allowance for loan losses as a percentage of
 total loans                                            3.15%          3.17%


5.  NON-PERFORMING ASSETS

                                                             June 30,
                                                         ----------------
                                                          1998      1997
                                                         ----------------
                                                      (Dollars In Thousands)

Mortgage loans on real estate                            $2,237    $2,438
Commercial loans                                             16       226
Consumer loans                                               57       155
                                                         ----------------
  Total non-performing loans                              2,310     2,819
Other real estate owned, net                                496       487
                                                         ----------------
  Total non-performing assets                            $2,806    $3,306
                                                         ================


Non-performing loans as a percentage of total loans      0.62%       0.72%
Non-performing assets as a percentage of total assets    0.28%       0.38%


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

The definition of "impaired loans" is not the same as the definition of "non-accrual loans". Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectability of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company does not accrue income on loans that are past due 90 days or more except in the case of education loans that are conditionally guaranteed. Education loans which were 90 days or more past due and in accrual status totaled $62,000 at June 30, 1998 compared with $164,000 at June 30, 1997. The Company may choose to place a loan on non-accrual status while not classifying the loan as impaired if it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan.

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

At June 30, 1998 impaired loans totaled $2.4 million with a related allowance of $384,000 compared with impaired loans at June 30, 1997 of $3.4 million with a related allowance of $520,000. Management believes that the valuation allowance for impaired loans at June 30, 1998 is adequate.


7. FHLBB ADVANCES

      Federal Home Loan Bank of Boston advances consisted of the following:

                                           June 30,
                                     1998            1997
                                   -----------------------
                                        (In Thousands)

      6.05% due 1998                   ---         $15,000
      5.55% due 1998               $ 5,000             ---
      5.89% due 1998                 5,000             ---
      6.66% due 1999                10,000          10,000
      6.29% due 1999                10,000          10,000
      6.04% due 1999                 5,000             ---
      5.77% due 2000                 5,000             ---
      6.51% due 2000                 8,000           8,000
      5.69% due 2001                 5,000             ---
      5.77% due 2001                 5,000             ---
      5.80% due 2001                 7,500             ---
      5.84% due 2003                 7,500             ---
      ----------------------------------------------------
      Total FHLBB advances         $73,000         $43,000


8. COMPREHENSIVE INCOME

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.
Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements. The following table summarizes comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                       Three Months Ended
                                                        1998        1997
                                                       ------------------

Net Income                                             $2,482      $4,150
Other comprehensive income, net of tax
  Unrealized gains (losses) on investments:
  Unrealized holding gain (loss) arising during
   period (net of tax expense (benefit) of $77 and
   ($1,339) for 1998 and 1997, respectively).             118      (2,041)

Less:  reclassification adjustment for gains
 included in net income (net of income tax
 expense of $2 for 1997)                                    0           4
                                                       ------------------
Other Comprehensive income                                118      (2,045)
                                                       ------------------

Comprehensive income                                   $2,600      $2,105
                                                       ------------------


                                                        Six Months Ended
                                                        1998        1997
                                                       ------------------

Net Income                                             $5,092      $7,924
Other comprehensive income, net of tax
  Unrealized gains (losses) on investments:
  Unrealized holding gain (loss) arising during
   period (net of tax expense (benefit) of $188 and
   ($127) for 1998 and 1997, respectively).               286        (193)

Less:  reclassification adjustment for gains
 included in net income (net of income tax
 expense of $47 and $7 for 1998 and 1997,
 respectively).                                            71          10
                                                       ------------------
Other Comprehensive income                                215        (203)
                                                       ------------------

Comprehensive income                                   $5,307      $7,721
                                                       ------------------


Item 2:
                  DIME FINANCIAL CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


GENERAL

Dime Financial Corporation of Wallingford, Connecticut ("DFC" or the "Company"), organized in 1988, is the parent company of one wholly-owned subsidiary, The Dime Savings Bank of Wallingford ("Dime"), which was organized in 1871. Consolidated assets as of June 30, 1998 were $1.0 billion.

The Company provides a full range of banking services to individual and business customers through its subsidiary, which operates eleven retail banking offices in six contiguous communities within New Haven County, Connecticut. Products and services offered include a variety of savings, time, and checking products, as well as numerous mortgage loans, consumer loans, and commercial loans. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits under the law.

As described in greater detail in a Proxy Statement-Prospectus dated July 10, 1998, DFC and Dime have entered into a definitive merger agreement with HUBCO, Inc. ("HUBCO") and Lafayette American Bank. Under the terms of the agreement, DFC will be merged into HUBCO and shares of DFC's common stock will be exchanged for shares of HUBCO common stock at a specified exchange ratio. The merger agreement also provides that, until the merger becomes effective or the agreement is terminated, DFC may only declare, set aside or pay dividends on its common stock in a quarterly amount equal to $0.12 per share, with the dividend payment dates to be coordinated with HUBCO. Consummation of the merger is subject to approval by bank regulatory authorities and the shareholders of DFC, as well as other customary conditions specified in the merger agreement. If the approvals are granted, the transaction is expected to be completed during the third quarter of 1998.


FINANCIAL CONDITION

The Company's earnings primarily depend upon the difference between the interest and dividend income earned on loans and investments and the interest expense paid on deposits and borrowed money ("net interest income"). The difference between the average interest rate earned on loans and investments and the average interest rate paid on deposits and borrowings is affected by economic factors influencing general interest rates, loan demand, the level of non-performing loans, and savings flows as well as the effects of competition for loans and deposits. Net income is also affected by gains and losses on investment securities transactions and other operating income such as service charges and fees and is offset by additions to the provision for loan losses, other operating expenses and income tax expense.

In the second quarter of 1998, the Company reported net income of $2.5 million or $0.46 per share on a diluted basis compared with net income of $4.2 million or $0.79 per share on a diluted basis for the quarter ended June 30, 1997. Net income for the six month period ended June 30, 1998 totaled $5.1 million or $0.94 per share on a diluted basis compared with net income of $7.9 million or $1.51 per share on a diluted basis for the six month period ended June 30, 1997. The change in net income from 1997 primarily reflects the Company's return to taxation at a combined Federal and State income tax rate of approximately 40%. No income tax expense was recorded during the first half of 1997 due to the reduction of the valuation allowance related to deferred tax assets.

The provision to the allowance for loan losses totaled $50,000 for the quarter ended June 30, 1998, unchanged from the prior year period. The provision to the allowance for loan losses for the six months ended June 30, 1998 totaled $100,000, unchanged from the first half of 1997.

Net interest income totalled $7.4 million for the quarter ended June 30, 1998, representing a net interest rate spread ("spread") of 2.40% and a net interest margin ("margin") of 2.98% compared with net interest income of $7.1 million for the quarter ended June 30, 1997, representing a spread of 2.90% and a margin of 3.42%. Net interest income for the six months ended June 30, 1998 totaled $14.8 million, representing a spread of 2.43% and a margin of 3.00%, compared with net interest income of $13.8 million for the six months ended June 30, 1997, representing a spread of 2.91% and a margin of 3.45%. The increase in net interest income was primarily caused by a larger volume of interest-earning assets which was partially offset by a decrease in the spread and margin. The decrease in the spread and margin was due primarily to the combination of higher costing deposits, a lower loan yield, and a greater volume of lower-yielding investment securities, on average, as a percentage of interest-earning assets.

Operating expenses, excluding the net cost of operations of other real estate owned ("OREO operations") and merger related expenses, equaled $3.4 million for the quarter ended June 30, 1998, compared with $3.3 million for the second quarter of 1997. Total operating expenses excluding OREO operations and merger related expenses for the six month period ended June 30, 1998 totaled $6.7 million unchanged from the year earlier period. The net cost of OREO operations equaled $28,000 and $82,000 for the second quarter and first six months of 1998 compared with $48,000 and $99,000 for the comparable periods of 1997. Expenses related to the previously announced merger with HUBCO, Inc. totaled $181,000 during the second quarter of 1998 and $331,000 for the first half of 1998. No such expenses were incurred during the comparable periods of 1997. Additional merger related expenses are expected prior to merger. The Company's efficiency ratio, which excludes merger related and OREO operations expenses, equaled 42.72% for the quarter ended June 30, 1998 and equaled 42.31% for the first half of 1998, compared with 44.10% and 44.97% for the quarter and six months ended June 30, 1997.

OREO operations may include gains or losses on the sale of OREO, writedowns of OREO, and expenses to operate and maintain OREO. The net cost of operation of OREO equaled $28,000 for the second quarter of 1998 compared with $48,000 for the second quarter of 1997. For the first six months of 1998 the OREO operations equaled $82,000 compared with $99,000 for the same period in 1997.

At June 30, 1998, the Company's allowance for loan losses totaled $11.7 million, representing 505.14% of non-performing loans, 415.88% of non-performing assets, and 3.15% of total loans. At June 30, 1997, the Company's allowance for loan losses was $12.3 million or 437.39% of non-performing loans, 372.99% of non-performing assets, and 3.17% of total loans. The allowance for loan losses at December 31, 1997 totaled $12.4 million, representing 539.77% of non-performing loans, 446.06% of non-performing assets, and 3.30% of total loans.

Non-performing assets continued to decline, representing 0.28% of total assets at June 30, 1998 compared with 0.38% at June 30, 1997 and compared with 0.29% of total assets at December 31, 1997. Non-performing loans totaled $2.3 million, or 0.62% of total loans at June 30, 1998, compared with $2.8 million, or 0.72% of total loans at June 30, 1997 and compared with $2.3 million, or 0.61% of total loans at December 31, 1997. Other real estate owned totaled $496,000 at June 30, 1998 compared with $487,000 at June 30, 1997 and compared with $481,000 at December 31, 1997. Total non-performing assets were $2.8 million at June 30, 1998 compared with $3.3 million at June 30, 1997 and compared with $2.8 million at December 31, 1997.

Gross loans totaled $370.0 million at June 30, 1998, down approximately $4.0 million or 1.06% from total loans of $374.0 million at December 31, 1997, and down $19.5 million or approximately 5.0% from total loans of $389.5 million at June 30, 1997. The reduction in total loans outstanding from the prior year was caused primarily by an increase in prepayment activity in residential mortgages in addition to increased competition for new loans.

Total deposits equaled $855.1 million at June 30, 1998, an increase of $38.0 million from total deposits of $817.1 million at December 31, 1997 and an increase of $99.2 million from total deposits of $755.8 million at June 30, 1997. The increase in deposits from the prior year was caused primarily by increased volume in the level of retail deposits through competitive pricing and sales efforts in addition to expansion of the sale of retail brokered certificates and solicited municipal deposits. Retail brokered certificates totaled $36.8 million at June 30, 1998 compared with $22.8 million at June 30, 1997 and compared with $31.7 million at December 31, 1997. Solicited municipal deposits equaled $19.2 million at June 30, 1998 compared with $7.0 million at June 30, 1997 and compared with $21.5 million at December 31, 1997


ASSET QUALITY

The composition of the Company's balance sheet has continued to change over the past year. Fierce competition and highly competitive pricing tempered loan production as management believed that the pricing necessary to sustain the loan portfolio was inconsistent with the risk presented. As a result, the Company directed its focus to the investment securities portfolio. The Company's investment securities portfolio equaled $595.7 million, representing 58% of total assets at June 30, 1998 compared with $436.3 million or approximately 50% of total assets at June 30, 1997 and compared with $533.4 million, representing 55% of total assets at December 31, 1997. While the portfolio increased over the past year, the quality of the investments continue to be of high caliber consisting mainly of U.S. Treasury securities, U.S. Government Agency securities, U.S. Government-Sponsored Agency securities and AAA rated non-Agency securities.

Total loans equaled $370.0 million at June 30, 1998, compared with $389.5 million at June 30, 1997, representing a decrease of 5.0%. Ongoing loan review procedures assess loan quality in addition to providing the Board and management with analysis to determine whether the allowance for loan losses is sufficient given the risks inherent in the loan portfolio at a point in time. During the second quarter and first six months of 1998 the Company added $50,000 and $100,000, respectively to the allowance for loan losses, unchanged from the provision recorded during the year earlier period.

In addition to non-performing loans, management has classified performing loans totalling $3.8 million as substandard for internal purposes, at June 30, 1998 compared with $1.6 million at June 30, 1997 and compared with $1.8 million at December 31, 1997. Substandard loans generally are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are still performing and management does not have serious doubt as to their collectibility.


LIQUIDITY AND ASSET / LIABILITY MANAGEMENT

The primary objective of asset/liability management is to maximize net interest income while ensuring adequate liquidity, and maintaining an appropriate balance between interest rate sensitive assets and interest rate sensitive liabilities. Interest rate sensitivity management seeks to minimize fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

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

Cash on hand, deposits at other financial institutions, interest-bearing deposits with an original maturity of three months or less, and Federal Funds sold are the principal sources of liquidity. Cash and cash equivalents amounted to $34.0 million at June 30, 1998, compared with $32.7 million at June 30, 1997. Cash and cash equivalents represented 3.33% of total assets at June 30, 1998 compared with 3.74% of total assets at June 30, 1997. The Company believes that liquidity is sufficient to meet currently known demands and commitments.

Principal sources of funds include cash receipts from deposits, loan principal and interest payments, earnings on investments, and proceeds from amortizing and maturing investments. The current principal uses of funds include disbursements to fund investment purchases, loan originations, payments of interest on deposits, and payments to meet operating expenses.

The Company constantly reviews the pricing and availability of several funding sources for general liquidity needs including retail brokered certificates and solicited municipal deposits, in addition to borrowings from the Federal Home Loan Bank of Boston ("FHLBB"). Retail brokered certificates increased $14.0 million from June 30, 1997 to total $36.8 million at June 30, 1998. Solicited municipal deposits totaled $19.2 million at June 30, 1998 as compared to $7.0 million at June 30, 1997. Dime is a member of the FHLBB and as a member may borrow from the FHLBB to secure additional funds. At June 30, 1998 FHLBB borrowings totaled $73.0 million, an increase of $30.0 million from June 30, 1997.

DFC's primary source of funds is in the form of dividends received from its subsidiary bank, Dime. Therefore, the liquidity and the capital resources of DFC are largely dependent upon the liquidity, profitability, and capital position of its subsidiary, and the ability of the subsidiary to declare and pay dividends under applicable laws and regulations. DFC must comply with the capital ratio requirements set by the Board of Governors of the Federal Reserve while Dime must comply with the capital ratio requirements set by the FDIC. At June 30, 1998 the Tier 1 leverage capital ratio of Dime was 8.08%. The following table presents DFC's risk-based and leverage capital ratios:

                                                 June 30,
                                 Required     1998       1997
                                 ----------------------------

    Tier I risk-based capital      4.0%      21.23%     19.30%
    Total risk-based capital       8.0%      22.50%     20.58%
    Leverage capital               4.0%       8.13%      8.13%


On July 15, 1998 the Board of Directors declared a regular quarterly payment of $0.12 per share payable on August 18, 1998 to shareholders of record on July 31, 1998.


YEAR 2000

The Company is aware of the issues associated with the programming code in computer systems as the year 2000 ("Y2K") approaches. The Y2K issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. A system failure could result in the inability of the Bank to properly process customer transactions and could adversely effect the operations of the Company.

The Company has completed its assessment relating to Y2K compliance and has completed test plans for its computer systems. The Company's primary data processing function was outsourced to a third party during 1996. The third party data processing vendor has provided us with results of recent Y2K testing. The results indicate that the systems tested performed adequately with only minor problems, which have since been corrected. Additional testing is planned. The Bank is an FDIC insured institution and , as such, has and will adhere to the schedule required by its regulators. In addition, reporting requirements of regulatory authorities regarding Y2K have been adhered to. Contingency planning is currently underway and is expected to be completed during the fourth quarter of 1998. Expenses relating to Y2K have had and, the Company believes that they will continue to have, an immaterial effect on the Company's earnings.


COMPARATIVE ANALYSIS

The following table sets forth the dollar increases (decreases) in certain components of the Company's consolidated statements of operations during the periods indicated and is followed by management's discussion of the various changes.


                                     Three months ended     Six months ended
                                       June 30, 1998         June 30, 1998
                                        compared to           compared to
                                       June 30, 1997         June 30, 1997
                                     ------------------     ----------------

Interest income                           $ 2,400               $ 5,663
Interest expense                            2,072                 4,612
                                          -----------------------------
Net interest income                           328                 1,051
Provision for loan losses                       0                     0
Investment securities gains, net               (6)                  101
Other operating income                         18                    66
Other operating expenses                      204                   361
                                          -----------------------------
Income before income taxes                    136                   857
Income tax expense                          1,804                 3,689
                                          -----------------------------
Net income                                ($1,668)              ($2,832)
                                          -----------------------------


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in its statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Early adoption is permitted, however, retroactive application is prohibited. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements.


----------------------------------------------------------------------------
                 Quarter  and Six months Ended June 30, 1998
                                Compared with
                 Quarter and Six months Ended June 30, 1997
----------------------------------------------------------------------------

General. Net income for the quarter ended June 30, 1998, was $2.5 million or $0.46 per diluted share, compared with net income of $4.2 million or $0.79 per diluted share for the same period in 1997. Net income for the six months ended June 30, 1998 totaled $5.1 million or $0.94 per diluted share compared with $7.9 million or $1.51 per diluted share for the first six months of 1997. The change in net income primarily reflects the Company's return to taxation at a combined Federal and State income tax rate of approximately 40%.

Interest Income. Interest income for the quarter ended June 30, 1998 totaled $17.9 million representing an average yield on interest earning assets of 7.19% and totaled $35.3 million for the six months ended June 30, 1998, representing an average yield on interest earning assets of 7.23%. Interest income for the quarter ended June 30, 1997 totaled $15.5 million, representing an average yield on interest earning assets of 7.50% and totaled $29.7 million for the six months ended June 30, 1997, representing an average yield of 7.49%. The increase in interest income was caused primarily by an increase in the volume of interest-earning assets. The decrease in yield was caused primarily by a decrease in the volume of higher yielding loans and an increase in the volume of lower yielding investment securities.

Interest Expense. Interest expense totalled $10.4 million for the quarter ended June 30, 1998, representing an average cost of funds of 4.79% and totaled $20.5 million for the six months ended June 30, 1998, representing an average cost of funds of 4.80%. Total interest expense for the quarter ended June 30, 1997 was $8.4 million, representing an average cost of funds of 4.60% and totaled $15.9 million for the first six months of 1997 which represented an average cost of funds of 4.58%. The increase in interest expense was caused primarily by an increase in the volume of interest-bearing deposits. The increase in the cost of funds was caused by an increase in the volume of higher-costing certificates of deposit versus lower-costing savings deposits.

Net Interest Income. Net interest income totalled $7.4 million for the quarter ended June 30, 1998 compared with $7.1 million for the quarter ended June 30, 1997. Net interest income totalled $14.8 million for the first half of 1998 compared with $13.8 million for the first six months of 1997. The net interest rate spread for the quarter ended June 30, 1998 was 2.40% compared with 2.90% for the quarter ended June 30, 1997. The net interest rate spread for the six months ended June 30, 1998 was 2.43%, down from the prior year spread of 2.91%. The net interest margin for the second quarter of 1998 was 2.98%, compared with a net interest margin of 3.42% for the second quarter of 1997. The net interest margin was 3.00% for the first half of 1998 compared with a net interest margin of 3.45% for the six months ended June 30, 1997. The following table summarizes the yields for the major components of net interest income for the periods presented:


                      Comparative Interest Spread Table
                    For the quarters and six months ended

                                         Quarter    Quarter      YTD        YTD
                                         6/30/98    6/30/97    6/30/98    6/30/97
                                         ------------------    ------------------

Interest Earning Assets:
Loans                                     8.18%      8.22%      8.16%      8.17%
Investment Securities                     6.67%      6.93%      6.74%      6.90%
Federal Funds Sold                        5.32%      5.46%      5.18%      5.32%

Yield on Interest Earning Assets          7.19%      7.50%      7.23%      7.49%

Interest Bearing Liabilities:
Deposits                                  4.66%      4.47%      4.67%      4.41%
Borrowings                                6.07%      6.35%      6.11%      6.50%

Cost of Interest Bearing Liabilities      4.79%      4.60%      4.80%      4.58%

Net Interest Rate Spread                  2.40%      2.90%      2.43%      2.91%

Net Interest Margin                       2.98%      3.42%      3.00%      3.45%


Provision for Loan Losses. The provision to the allowance for loan losses for the quarter ended June 30, 1998 totaled $50,000 compared with a provision of $50,000 for the second quarter of 1997. The provision for the first six months of 1998 totaled $100,000, unchanged from the prior year period.

Investment Securities Gains (Losses), Net. The Company recorded $118,000 of net realized investment security gains during the first half of 1998, compared with net realized security gains of $17,000 recorded during the first six months of 1997.

Other Operating Income. Other operating income totalled $506,000 for the second quarter of 1998 compared with $488,000 in the second quarter of 1997 and totaled $1.1 million for the first half of 1998 compared with $1.0 million for the first half of 1997. The following table comparatively summarizes the categories of other operating income:


      OTHER OPERATING INCOME:
                                       Quarter    Quarter      YTD        YTD
      (Dollars in thousands)           6/30/98    6/30/97    6/30/98    6/30/97
                                       ------------------    ------------------

      Deposit account fees              $422       $403      $  829     $  800

      Customer service fees               37         34          71         68

      Fees from savings bank life
       insurance sales                    31         28         118        101

      Loan and loan servicing fees         4         13          10         22

      Other fees                          12         10          41         12
                                        --------------------------------------

      Total Other Operating Income      $506       $488      $1,069     $1,003
                                        --------------------------------------


Other Operating Expenses. Total operating expenses, including OREO operations, and merger related expenses equalled $3.6 million for the second quarter of 1998, compared with total operating expenses of $3.4 million for the second quarter of 1997. Total operating expenses for the six month period ended June 30, 1998 totaled $7.1 million compared with $6.8 million for the six month period ended June 30, 1997. The following table comparatively illustrates the categories of operating expenses:


      OPERATING EXPENSES
                                             Quarter    Quarter      YTD        YTD
      (Dollars in thousands)                 6/30/98    6/30/97    6/30/98    6/30/97
                                             ------------------    ------------------

      Salaries and Employee Benefits         $1,764     $1,696     $3,556     $3,345
      Professional Services                     607        556      1,133      1,139
      Occupancy and Equipment                   469        506        965        971
      FDIC Assessment                            25         20         49         38
      Net Cost (Gain) of OREO operations         28         48         82         99
      Merger Related Expenses                   181        ---        331        ---
      Other Operating Expenses                  525        569      1,028      1,191
                                             ---------------------------------------

            Total Operating Expenses         $3,599     $3,395     $7,144     $6,783
                                             ---------------------------------------


Income Tax Expense. Income tax expense totaled $1.8 million for the quarter ended June 30, 1998 and $3.7 million for the first six months of 1998 compared with no income tax expense recorded during the first six months of 1997. No income tax was recorded during the first half of 1997 due to the reduction of the valuation allowance related to deferred tax assets. The estimated combined income tax expense effective for 1998 is 40%.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Reference is made to the disclosures presented in the Company's 1997 Annual Report to Shareholders ("Annual Report") on pages seven through nine under the caption "Asset / Liability Management and Market Risk". Management believes that, at June 30, 1998, there is no material change in the Company's market risks as identified and measured at December 31, 1997 and presented in the Annual Report.


                  DIME FINANCIAL CORPORATION AND SUBSIDIARY

PART II  OTHER INFORMATION


      Item 6  Exhibits and Reports on Form 8-K

      a.  The following exhibits are included in this report:

      Exhibit No.       Description
      -----------       -----------

      27                Financial Data Schedule


      b On April 9, 1998, the Company filed a current report on Form 8-K, relating to the postponement of its Annual Meeting of Shareholders, reporting on Item #5 (other events) and Item #7 (Financial Statements, Pro Forma Financial Information and Exhibits)


                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DIME FINANCIAL CORPORATION


Date:  August 13, 1998            /s/ Richard H. Dionne
                                  ---------------------
                                  Richard H. Dionne
                                  President & Chief Executive Officer


Date:  August 13, 1998            /s/ Albert E. Fiacre, Jr.
                                  -------------------------
                                  Albert E. Fiacre, Jr.
                                  Executive Vice President and
                                  Chief Financial Officer


                                EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

27                Financial Data Schedule